Form 10-Q
period 2021-09-30
ARYA Sciences Acquisition Corp IV
filed 2021-11-12
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 12, 2021, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP IV
Form 10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARYA SCIENCES ACQUISITION CORP IV
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash	$623,637	$-
Prepaid expenses	450,986	1,750
Total current assets	1,074,623	1,750
Deferred offering costs	-	40,705
Investments held in Trust Account	149,532,334	-
Total Assets	$150,606,957	$42,455

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$9,154	$25,000
Accrued expenses	5,064,797	19,778
Due to related party	-	11,216
Total current liabilities	5,073,951	55,994
Deferred underwriting commissions	5,232,500	-
Total liabilities	10,306,451	55,994

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 14,950,000 and no shares as of September 30, 2021 and December 31, 2020, respectively	149,500,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, repectively	50	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 and no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	374	-
Additional paid-in capital	-	-
Accumulated deficit	(9,199,918)	(13,539)
Total shareholders’ deficit	(9,199,494)	(13,539)
Total Liabilities and Shareholders’ Deficit	$150,606,957	$42,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the nine months ended	For the period from August 24, 2020 (inception) through
	September 30, 2021	September 30, 2021	September 30, 2020

General and administrative expenses	$5,105,903	$5,498,393	$8,112
Loss from operations	(5,105,903)	(5,498,393)	(8,112)
Unrealized gain on investments held in Trust Account	12,523	32,334	-
Net loss	$(5,093,380)	$(5,466,059)	$(8,112)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	12,187,544	-
Basic and diluted net loss per share, Class A ordinary share	$(0.27)	$(0.35)	$-
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,634,583	-
Basic and diluted net loss per share, Class B ordinary share	$(0.27)	$(0.35)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	-	$-	$-	$(13,539)	$(13,539)
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Sale of private placement shares to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Accrection on Class A ordinary shares subject to possible redemption	-	-	-	-	(5,014,576)	(3,720,320)	(8,734,896)
Net loss	-	-	-	-	-	(210,251)	(210,251)
Balance - March 31, 2021 (unaudited)	499,000	50	3,737,500	374	-	(3,944,110)	(3,943,686)
Net loss	-	-	-	-	-	(162,428)	(162,428)
Balance - June 30, 2021 (unaudited)	499,000	50	3,737,500	374	-	(4,106,538)	(4,106,114)
Net loss	-	-	-	-	-	(5,093,380)	(5,093,380)
Balance - September 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(9,199,918)	$(9,199,494)

	For the period from August 24 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(8,112)	(8,112)
Balance - September 30, 2021 (unaudited)	-	$-	-	$-	$-	$(8,112)	$(8,112)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:	For the nine months ended September 30, 2021	For the period from August 24, 2020 (inception) through September 30, 2020
Net loss	$(5,466,059)	$(8,112)
Unrealized gain on investments held in Trust Account	(32,334)	-
Changes in operating assets and liabilities:
Prepaid expenses	(447,236)	(357)
Accounts payable	9,154	8,469
Accrued expenses	4,990,724	-
Net cash used in operating activities	(945,751)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(149,500,000)	-
Net cash used in investing activities	(149,500,000)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	127,075	-
Repayment of note payable to related party	(161,216)	-
Proceeds received from initial public offering, gross	149,500,000	-
Proceeds received from private placement	4,990,000	-
Offering costs paid	(3,386,471)	-
Net cash provided by financing activities	151,069,388	-

Net change in cash	623,637	-

Cash - beginning of the period	-	-
Cash - end of the period	$623,637	$-

Supplemental disclosure of noncash investing and financing activities:
Issuance of Class B ordinary shares to Sponsor in exchange for payment of outstanding accounts payable balance	$25,000	$-
Offering costs included in prepaid expenses	$2,000	$-
Offering costs included in accrued expenses	$70,000	$-
Offering costs paid by related party under promissory note	$22,925	$-
Deferred underwriting commissions	$5,232,500	$-

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

All activity for the period from August 24, 2020 (inception) through September 30, 2021 was related to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” (“ASC 480”) In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

Proposed Business Combination and Related Agreements

On September 29, 2021, Amicus Therapeutics, Inc., a Delaware corporation (the “Amicus”), the company, Amicus GT Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of Amicus (“Amicus GT”), and Caritas Therapeutics, LLC, a Delaware limited liability company and wholly-owned subsidiary of Amicus GT (“Caritas”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).  The Business Combination Agreement and the transactions contemplated thereby were unanimously approved by the boards of directors of each of Amicus and the Company.

The Business Combination Agreement provides for, among other things, the following transactions: (i) a pre-closing reorganization of Amicus pursuant to which the entities and assets constituting Amicus’ gene therapy business (such entities, the “Amicus GT Entities”) will be transferred to Caritas (the “Pre-Closing Reorganization”), (ii) the Company will change its jurisdiction of incorporation by deregistering as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Caritas Therapeutics, Inc.” (“New Caritas”), (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company will become one share of Class A Common Stock of New Caritas , and (C) the Company will amend and restate its certificate of incorporation and bylaws in connection with the Domestication and (iii) (A) Amicus will cause the existing limited liability company agreement of Caritas to be amended and restated, (B) Amicus will cause all of the limited liability company interests of Caritas existing immediately prior to the Closing (as defined in the Business Combination Agreement) to be re-classified into a number of common units (“Units”) equal to the Transaction Equity Security Amount (as defined in the Business Combination Agreement) based on a pre-transaction equity value for Caritas of $175,000,000, (C) Amicus will make an additional cash contribution of $50 million in exchange for a number of Units equal to Amicus Contribution Equity Amount (as defined in the Business Combination Agreement), (D) ARYA will contribute the Closing Date Contribution Amount (as defined in the Business Combination Agreement) to Caritas in exchange for a number of Units equal to the Net Outstanding ARYA Class A Shares (as defined in the Business Combination Agreement) and (E) New Caritas will issue to Amicus GT a number of Class B Shares, par value $0.0001 per share of New Caritas (which will have no economic value but will entitle the holder thereof to one vote per share), equal to the number of Units held by Amicus GT.

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Pre-Closing Reorganization, the Domestication and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

Following the Business Combination, the combined company will be organized in an “Up-C” structure, in which substantially all of the assets and business of New Caritas will be held by Caritas and will operate through Caritas and the subsidiaries of Caritas, and New Caritas will be a publicly listed holding company that will hold equity interests in Caritas. At the Closing, Caritas and Amicus GT, its sole equity holder will amend and restate the limited liability company agreement of Caritas in its entirety to, among other things, provide Amicus GT the right to redeem its Units for cash or, at New Caritas’ option, Class A Shares, in each case subject to certain restrictions set forth therein.

Concurrent with the closing of the transactions contemplated by the Business Combination Agreement, New Caritas will enter into the tax receivable agreement (the “Tax Receivables Agreement”) with Caritas, Amicus GT, New Caritas and the other persons from time to time that become a party thereto (such other persons and Amicus GT, collectively, the “TRA Participants”). Pursuant to the Tax Receivables Agreement, New Caritas will be required to pay the TRA Participants 85% of the amount of savings, if any, in U.S. federal, state and local income tax that New Caritas actually realizes (computed using certain simplifying assumptions) as a result of the increases in tax basis related to any exchanges of Units for Class A Shares. All such payments to the TRA Participants will be New Caritas’ obligation, and not that of Caritas.

The Business Combination is expected to close in late 2021 or early 2022, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, (i) ARYA, (ii) the Sponsor, (iii) each other holder of Class B ordinary shares of ARYA (the “Other Class B Shareholders” and with the Sponsor, the “Class B Shareholders”), (iv) each of Joseph Edelman, Adam Stone, Michael Altman and Konstantin Poukalov (with the Class B Shareholders, the “Insiders”) and (v) Amber GT entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) each Class B Shareholder agreed to vote in favor of each of the transaction proposals to be voted upon at the meeting of ARYA shareholders, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) each Class B Shareholder agreed to waive any adjustment to the conversion ratio set forth in the governing documents of ARYA or any other anti-dilution or similar protection with respect to the Class B ordinary shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) each of the Insiders and ARYA agreed to terminate certain existing agreements or arrangements and (iv) each Class B Shareholder agreed to be bound by certain transfer restrictions with respect to his, her or its shares in ARYA prior to the Closing, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

Private Placement

Concurrently with the execution of the Business Combination Agreement, ARYA entered into subscription agreements (the “Subscription Agreements”) with certain investors, including, among others, Perceptive Life Sciences Master Fund, Ltd. (the “Perceptive PIPE Investor”), a fund managed by Perceptive Advisors (an affiliate of the Sponsor) and certain additional third party investors. Pursuant to the Subscription Agreements, investors agreed to subscribe for and purchase, and ARYA agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement) immediately prior to the Closing (as defined in the Business Combination Agreement), an aggregate of 20,000,000 shares of common stock of Arya for a purchase price of $10.00 per share, for aggregate gross proceeds of $200,000,000 (the “PIPE Investment”).

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The closing of the PIPE Investment is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that ARYA will grant the investors in the PIPE Investment certain customary registration rights.
Investor Rights Agreement
Concurrently with the execution of the Business Combination Agreement, ARYA, Caritas, the Perceptive PIPE Investor, the Sponsor, the Other Class B Shareholders and Amicus GT entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, the Perceptive PIPE Investor, the Sponsor, Amicus and the Other Class B Shareholders (i) each agreed not to effect any sale or distribution of any equity securities of New Caritas (and, in the case of Amicus GT, the Units) held by any of them during the one-year lock-up period described therein and (ii) were granted certain registration rights with respect to their Registrable Securities (as defined in the Investor Rights Agreement), in each case, on the terms and subject to the conditions set forth therein.
Director Nomination Agreement
Concurrently with the Closing, ARYA, the Sponsor and Amicus will enter into a director nomination agreement (the “Director Nomination Agreement”), pursuant to which, among other things, (i) Amicus will be entitled to ongoing director designation rights with respect to the two director positions for which the Amicus initially designated directors in connection with the Closing, subject to customary fall-away thresholds based on Amicus’ continued ownership of New Caritas and (ii) the Sponsor will be entitled to ongoing director designation rights with respect to the one director position for which the Sponsor initially designated a director in connection with the Closing, subject to customary fall-away thresholds based on the Sponsor’s continued ownership of New Caritas.
Co-Development and Collaboration Agreement
Concurrently with the Closing, Amicus and Caritas will enter into a co-development and commercialization agreement pursuant to which, among other things, (i) Amicus and Caritas will collaborate in the research and development of gene therapy product candidates for the treatment of Fabry disease and Pompe diseases, (ii) Caritas will grant Amicus an exclusive license under Caritas’ intellectual property to clinically develop and commercialize certain existing and future gene therapy candidates and (iii) Caritas will grant Amicus a right of first negotiation for Amicus to negotiate an exclusive license to develop and commercialize therapeutic products incorporating gene therapy technologies being developed by Caritas for certain muscular dystrophy indications, in each case, subject to the terms and conditions therein.
Transition Services Agreement
Concurrently with the Closing, Amicus and Caritas will enter into a transition services agreement (the “Transition Services Agreement”) pursuant to which, among other things, (i) Amicus and/or one or more of its affiliates will provide certain transitional services to to Caritas and/or one or more of its affiliates and (ii) Caritas and/or one or more its affiliates will provide certain transitional services to Amicus and/or one or more of its affiliates, in each case in order to facilitate the orderly transition of Amicus’ gene therapy business to Caritas.

Going Concern

As of September 30, 2021, the Company had approximately $624,000 in its operating bank account, and negative working capital of approximately $4.0 million.

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, March 2, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all outstanding Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480 in paragraph 10-S99, redemption provisions not solely within the control of the Company require stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its outstanding Public Shares in permanent equity, or total shareholders’ deficit. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all of its outstanding Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The change in the carrying value of the Class A ordinary shares subject to redemption at the Initial Public Offering resulted in a decrease of approximately $5.1 million in additional paid-in capital and an increase of approximately $3.8 million to accumulated deficit, as well as a reclassification of $8.8 million Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2021 and previously issued financial statements included in Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, and the audited balance sheet as of March 2, 2021 (included as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2021), is a reclassification of $8,943,690, $9,106,120, and $8,783,590, respectively, from total shareholders’ deficit to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows from operations, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021 as of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

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

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

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

As of September 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ deficit upon the completion of the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ deficit. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 14,950,000  Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Ordinary Shares

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(4,101,198)	$(992,182)	$(4,210,422)	$(1,255,637)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	12,187,544	3,634,583

Basic and diluted net income (loss) per common share	$(0.27)	$(0.27)	$(0.35)	$(0.35)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $30,000 and $71,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares as well as the Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s Initial Shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021 and December 31, 2020, there were 14,950,000 and no Class A ordinary shares subject to possible redemption, respectively.

The Public Shares issued in the Initial Public Offering in connection with the over-allotment exercise were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$149,500,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(8,734,896)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	8,734,896
Class A ordinary shares subject to possible redemption	$149,500,000

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 15,499,000 Class A ordinary shares issued and outstanding, of which 14,950,000 shares were subject to possible redemption and classified in temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 4, 2021, the Company issued 3,737,500 Class B ordinary shares, of which up to 487,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) (See Note 4). The Company had 3,737,500 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

ARYA SCIENCES ACQUISITION CORP IV NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$149,526,028	$-	$-
Cash equivalents - money market funds	6,306	-	-
	$149,532,334	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2021. There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2020. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

Note 9 - Subsequent Events

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

We reviewed a number of opportunities to enter into a business combination with an operating business before entering on September 29, 2021 into the business combination agreement (“Business Combination Agreement”), by and among Amicus Therapeutics, Inc., a Delaware corporation (the “Amicus”), ARYA Sciences Acquisition Corp IV, a Cayman Islands exempted company (“ARYA”), Amicus GT Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of Amicus (“Amicus GT”), and Caritas Therapeutics, LLC, a Delaware limited liability company and wholly-owned subsidiary of Amicus GT (“Caritas”).

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

Proposed Business Combination and Related Agreements

As described in Note 1 to the Unaudited Condensed Financial Statements included in this Quarterly Report on Form 10-Q, ARYA entered into a Business Combination Agreement on September 29, 2021.

A copy of each of the Business Combination Agreement and the related transaction agreements is filed as exhibits with a Current Report on Form 8-K/A, filed with the SEC on September 29, 2021.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net loss of approximately $5.1 million, which consisted of approximately $5.1 million general and administrative expenses, partially offset by approximately $13,000 in gains on marketable securities, dividends and interest held in Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $5.5 million, which consisted of approximately $5.5 million general and administrative expenses, partially offset by approximately $32,000 in gains on marketable securities, dividends and interest held in Trust Account.

For the period August 24, 2020 (inception) through September 30, 2020, we had net loss of approximately $8,000, which consisted of approximately $8,000 in general and administrative expenses.

Going Concern

As of September 30, 2021, we had approximately $624,000 in our operating bank account, and negative working capital of approximately $4.0 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, March 2, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management of ARYA continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We incurred approximately $30,000 and $71,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively.

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

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 14,950,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net loss per ordinary shares

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of September 29, 2021, by and among ARYA Sciences Acquisition Corp IV, Amicus Therapeutics, Inc., Amicus GT Holdings, Inc. and Caritas Therapeutics, LLC (1)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Specimen Ordinary Share Certificate.(3)
4.2	Description of Registrant’s Securities.(4)
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(2)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(2)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(2)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(2)
10.5	Administrative Services Agreement between the Company and the Sponsor.(2)
10.6	Form of Indemnity Agreement.(3)
10.7	Sponsor Letter Agreement, dated as of September 29, 2021, by and among ARYA Sciences Acquisition Corp IV, ARYA Sciences Holdings IV, Amicus GT Holdings, Inc. and the other parties thereto.(1)
10.8
Investor Rights Agreement, dated September 29, 2021, by and among ARYA Sciences Acquisition Corp IV, Caritas Therapeutics, LLC, the Perceptive PIPE Investor, ARYA Sciences Holdings IV, Amicus GT Holdings, Inc. and the other parties thereto.(1)

10.9	Form of A&R Company LLC Agreement.(1)
10.10	Form of Tax Receivables Agreement.(1)
10.11	Form of Director Nomination Agreement.(1)
10.12	Form of Subscription Agreement.(1)
10.13	Form of Transition Services Agreement.(1)
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K/A, filed with the SEC on September 29, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2021.
(3)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on February 19, 2021.
(4)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 12, 2021	ARYA SCIENCES ACQUISITION CORP IV

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer