Form 10-Q/A
period 2021-09-30
ARYA Sciences Acquisition Corp IV
filed 2021-12-14
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of December 14, 2021, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Explanatory Note

This Amendment No. 1 to Arya Sciences Acquisition Corp IV’s Quarterly Report on Form 10-Q (the “Amendment No. 1 to the Quarterly Report on From 10-Q”) amends the Quarterly Report on Form 10-Q of Arya Sciences Acquisition Corp IV (the “Company”) as of and for the period ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021.

On March 2, 2021, the Company consummated its initial public offering (“Initial Public Offering”) of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 499,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million.

On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s Initial Public Offering on March 2, 2021. As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity. As a result, management corrected the error by reclassifying all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 1, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of March 2, 2021 (the “Post-IPO Balance Sheet”), filed with the SEC on March 8, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate its quarterly financial statements for the Affected Periods in this Amendment No. 1 to the Quarterly Report on Form 10-Q. The Post-IPO Balance Sheet will be restated in an amendment to the current report on Form 8-K that was initially filed with the SEC on March 8, 2021.

The restatement had no impact on the Company's cash position and cash held in the trust account established in connection with the Initial Public Offering.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Amendment No. 1 to the Quarterly Report on Form 10-Q.

ARYA SCIENCES ACQUISITION CORP IV
Form 10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 24, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements (as restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures (as restated)	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARYA SCIENCES ACQUISITION CORP IV
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash	$623,637	$-
Prepaid expenses	450,986	1,750
Total current assets	1,074,623	1,750
Deferred offering costs	-	40,705
Investments held in Trust Account	149,532,334	-
Total Assets	$150,606,957	$42,455

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$9,154	$25,000
Accrued expenses	5,064,797	19,778
Due to related party	-	11,216
Total current liabilities	5,073,951	55,994
Deferred underwriting commissions	5,232,500	-
Total liabilities	10,306,451	55,994

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 14,950,000 and no shares as of September 30, 2021 and December 31, 2020, respectively	149,500,000	-

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, repectively	50	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 and no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	374	-
Additional paid-in capital	-	-
Accumulated deficit	(9,199,918)	(13,539)
Total shareholders’ deficit	(9,199,494)	(13,539)
Total Liabilities and Shareholders’ Deficit	$150,606,957	$42,455

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the nine months ended	For the period from August 24, 2020 (inception) through
	September 30, 2021	September 30, 2021	September 30, 2020

General and administrative expenses	$5,105,903	$5,498,393	$8,112
Loss from operations	(5,105,903)	(5,498,393)	(8,112)
Unrealized gain on investments held in Trust Account	12,523	32,334	-
Net loss	$(5,093,380)	$(5,466,059)	$(8,112)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	12,187,544	-
Basic and diluted net loss per share, Class A ordinary share	$(0.27)	$(0.35)	$-
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,634,583	-
Basic and diluted net loss per share, Class B ordinary share	$(0.27)	$(0.35)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Nine Months Ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	-	$-	$-	$(13,539)	$(13,539)
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Sale of private placement shares to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(5,014,576)	(3,720,320)	(8,734,896)
Net loss	-	-	-	-	-	(210,251)	(210,251)
Balance - March 31, 2021 (unaudited), as restated (see Note 2)	499,000	50	3,737,500	374	-	(3,944,110)	(3,943,686)
Net loss	-	-	-	-	-	(162,428)	(162,428)
Balance - June 30, 2021 (unaudited), as restated (see Note 2)	499,000	50	3,737,500	374	-	(4,106,538)	(4,106,114)
Net loss	-	-	-	-	-	(5,093,380)	(5,093,380)
Balance - September 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(9,199,918)	$(9,199,494)

	For the period from August 24 (inception) through September 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 24, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(8,112)	(8,112)
Balance - September 30, 2021 (unaudited)	-	$-	-	$-	$-	$(8,112)	$(8,112)

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as Restated)

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

Note 2 - Summary of Significant Accounting Policies (as Restated)

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

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on March 2, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The Company is reporting the restatements to the Affected Quarterly Periods in this Amendment No.1 to the Quarterly Report. The restatement for the Post-IPO Balance Sheet will be reported in an amendment to the current report on Form 8-K that was initially filed with the SEC on March 8, 2021. The previously presented Post-IPO Balance Sheet and Affected Quarterly Periods should no longer be relied upon.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$150,945,632	$—	$150,945,632
Total liabilities	$5,389,318	$—	$5,389,318
Class A ordinary shares subject to redemption at $10.00 per share	$140,556,310	$8,943,690	$149,500,000
Preference shares	—	—	—
Class A ordinary shares	139	(89)	50
Class B ordinary shares	374	—	374
Additional paid-in capital	5,223,281	(5,223,281)	—
Accumulated deficit	(223,790)	(3,720,320)	(3,944,110)
Total shareholders’ equity (deficit)	$5,000,004	$(8,943,690)	$(3,943,686)
Total Liabilities and Shareholders’ Equity (Deficit)	$150,945,632	$—	$150,945,632
Class A ordinary shares subject to possible redemption	14,055,631	894,369	14,950,000
Class A ordinary shares	1,393,369	(894,369)	499,000

The Company’s statement of changes in shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A ordinary shares subject to possible redemption	$140,716,410	$(140,716,410)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(160,100)	$160,100	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$150,811,733	$—	$150,811,733
Total liabilities	$5,417,847	$—	$5,417,847
Class A ordinary shares subject to redemption at $10.00 per share	$140,393,880	$9,106,120	$149,500,000
Preference shares	—	—	—
Class A ordinary shares	141	(91)	50
Class B ordinary shares	374	—	374
Additional paid-in capital	5,385,709	(5,385,709)	—
Accumulated deficit	(386,218)	(3,720,320)	(4,106,538)
Total shareholders’ equity (deficit)	$5,000,006	$(9,106,120)	$(4,106,114)
Total Liabilities and Shareholders’ Equity (Deficit)	$150,811,733	$—	$150,811,733
Class A ordinary shares subject to possible redemption	14,039,388	910,612	14,950,000
Class A ordinary shares	1,409,612	(910,612)	499,000

The Company’s statement of changes in shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A ordinary shares subject to possible redemption	$140,716,410	$(140,716,410)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(322,530)	$322,530	$—

In connection with the change in presentation for the Public Shares, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net loss	$(210,251)	$—	$(210,251)
Weighted average shares outstanding - Class A ordinary shares	15,449,000	(10,121,759)	5,327,241
Basic and diluted earnings (loss) per share - Class A ordinary shares	$—	$(0.02)	$(0.02)
Weighted average shares outstanding - Class B ordinary shares	3,418,103	—	3,418,103
Basic and diluted loss per share - Class B ordinary shares	$(0.07)	$0.05	$(0.02)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(162,428)	$—	$(162,428)
Weighted average shares outstanding - Class A ordinary shares	15,449,000	—	15,449,000
Basic and diluted earnings (loss) per share - Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B ordinary shares	3,737,500	—	3,737,500
Basic and diluted loss per share - Class B ordinary shares	$(0.04)	$0.03	$(0.01)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net loss	$(372,679)	$—	$(372,679)
Weighted average shares outstanding - Class A ordinary shares	15,449,000	(4,947,152)	10,501,848
Basic and diluted earnings (loss) per share - Class A ordinary shares	$—	$(0.03)	$(0.03)
Weighted average shares outstanding - Class B ordinary shares	3,581,390	—	3,581,390
Basic and diluted loss per share - Class B ordinary shares	$(0.11)	$0.08	$(0.03)

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

The Public Shares issued in the Initial Public Offering in connection with the over-allotment exercise were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$149,500,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(8,734,896)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,734,896
Class A ordinary shares subject to possible redemption	$149,500,000

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Amendment No. 1 to the Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Amendment No. 1 to the Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

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

Proposed Business Combination and Related Agreements

As described in Note 1 to the Unaudited Condensed Financial Statements included in this Amendment No. 1 to the Quarterly Report on Form 10-Q, ARYA entered into a Business Combination Agreement on September 29, 2021.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 2, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the Class A ordinary shares and earnings per share calculation, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amendment No. 1 to the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except for the below risk factor, as of the date of this Amendment No. 1 to the Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on March 1, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and related to the Company’s earnings per share calculation. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as Part I, Item 4, Controls and Procedures included in this Amendent No. 1 to the Quarterly Report on Form 10-Q.

As described in Part I, Item 4. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of September 30, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, the existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part I, Item 4. Controls and Procedures.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Dated: December 14, 2021	ARYA SCIENCES ACQUISITION CORP IV

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer