Form 10-Q
period 2022-03-31
ARYA Sciences Acquisition Corp IV
filed 2022-05-13
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of May 13, 2022, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP IV
Form 10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARYA SCIENCES ACQUISITION CORP IV
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash	$379,382	$501,242
Prepaid expenses	341,900	368,797
Total current assets	721,282	870,039
Investments held in Trust Account	149,593,872	149,552,336
Total Assets	$150,315,154	$150,422,375

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$228,948	$173,073
Accrued expenses	5,830,199	5,812,109
Due to related party	30,000	-
Total current liabilities	6,089,147	5,985,182
Deferred underwriting commissions	5,232,500	5,232,500
Total liabilities	11,321,647	11,217,682

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 14,950,000 shares subject to possible redemption at $10.00 per shares as of March 31, 2022 and December 31, 2021, respectively	149,500,000	149,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	374	374
Additional paid-in capital	-	-
Accumulated deficit	(10,506,917)	(10,295,731)
Total shareholders’ deficit	(10,506,493)	(10,295,307)
Total Liabilities and Shareholders’ Deficit	$150,315,154	$150,422,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$252,722	$225,577
Loss from operations	(252,722)	(225,577)
Unrealized gain on investments held in Trust Account	41,536	15,326
Net loss	$(211,186)	$(210,251)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	5,149,667
Basic and diluted net loss per share, Class A ordinary share	$(0.01)	$(0.02)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,304,167
Basic and diluted net loss per share, Class B ordinary share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$-	$(10,295,731)	$(10,295,307)
Net loss	-	-	-	-	-	(211,186)	(211,186)
Balance - March 31, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(10,506,917)	$(10,506,493)

For The Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	-	$-	$-	$(13,539)	$(13,539)
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Sale of private placement shares to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(5,014,576)	(3,720,320)	(8,734,896)
Net loss	-	-	-	-	-	(210,251)	(210,251)
Balance - March 31, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(3,944,110)	$(3,943,686)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
Cash Flows from Operating Activities:	2022	2021
Net loss	$(211,186)	$(210,251)
Unrealized gain on investments held in Trust Account	(41,536)	(15,326)
Changes in operating assets and liabilities:
Prepaid expenses	26,897	(616,462)
Accounts payable	55,875	550
Accrued expenses	63,090	71,124
Due to related party	30,000	11,071
Net cash used in operating activities	(76,860)	(759,294)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(149,500,000)
Net cash used in investing activities	-	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	127,075
Repayment of note payable to related party	-	(161,216)
Proceeds received from initial public offering, gross	-	149,500,000
Proceeds received from private placement	-	4,990,000
Offering costs paid	(45,000)	(3,386,471)
Net cash provided by (used in) financing activities	(45,000)	151,069,388

Net change in cash	(121,860)	810,094

Cash - beginning of the period	501,242	-
Cash - end of the period	$379,382	$810,094

Supplemental disclosure of noncash investing and financing activities:
Issuance of Class B ordinary shares to Sponsor in exchange for payment of outstanding accounts payable balance	$-	$25,000
Offering costs included in prepaid expenses	$-	$2,000
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$22,925
Deferred underwriting commissions	$-	$5,232,500

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

All activity for the period from August 24, 2020 (inception) through March 31, 2022 was related to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is ARYA Sciences Holdings IV, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2021.  On March 2, 2021, the Company consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 499,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

Termination of Proposed Business Combination and Related Agreements

On September 29, 2021, Amicus Therapeutics, Inc., a Delaware corporation (the “Amicus”), the Company, Amicus GT Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Amicus (“Amicus GT”), and Caritas Therapeutics, LLC, a Delaware limited liability company and wholly owned subsidiary of Amicus GT (“Caritas”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).  The Business Combination Agreement and the transactions contemplated thereby were unanimously approved by the boards of directors of each of Amicus and the Company.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Going Concern

As of March 31, 2022, the Company had approximately $379,000 in its operating bank account and negative working capital of approximately $5.4 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” the Company has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date that the Company is required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by March 2, 2023. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 2, 2023, nor do these financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 14,950,000  Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(170,047)	$(41,139)	$(128,075)	$(82,176)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	5,149,667	3,304,167

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Recent Accounting Pronouncements

The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

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

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 499,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million.

The Private Placement Shares are not transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Shares have been added to the proceeds from the Initial Public Offering held in the Trust Account.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

The Sponsor paid for certain expenses on behalf of the Company totaling approximately $11,000 as of December 31, 2020 and the Company recorded such amount in due to related party in the accompanying balance sheet. On March 2, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”), and reclassify the outstanding amount due to related party as borrowing under the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $161,000 under the Note and fully repaid the Note upon closing of the Initial Public Offering, March 2, 2021. Subsequent to the repayment, the loan facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $30,000 and $11,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had $30,000 and $0, respectively, included in due to related party on the condensed balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 6 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2022 and December 31, 2021, there were 14,950,000 Class A ordinary shares subject to possible redemption, respectively.

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

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 15,449,000 Class A ordinary shares issued and outstanding, of which 14,950,000 shares were subject to possible redemption and classified in temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 4, 2021, the Company issued 3,737,500 Class B ordinary shares, of which up to 487,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) (See Note 4). The Company had 3,737,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 8 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$149,584,566	$-	$-
Cash equivalents - money market funds	9,306	-	-
	$149,593,872	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$149,545,514	$-	$-
Cash equivalents - money market funds	6,822	-	-
	$149,552,336	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2022. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
•	our potential ability to obtain additional financing to complete our initial Business Combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;
•	our financial performance following our initial public offering (the “Initial Public Offering”); and
•	the other risks and uncertainties discussed herein, in our filings with the SEC and in our Annual Report on form 10-K, filed with the SEC on March 31, 2022.

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

If we have not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or March 2, 2023, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Termination of Business Combination

As described in Note 1 to the financial statements included in this Report, on February 23, 2022, ARYA terminated the previously announced business combination agreement, dated September 29, 2021, by and among Amicus Therapeutics, Inc., a Delaware corporation, us, Amicus GT Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Amicus, and Caritas Therapeutics, LLC, a Delaware limited liability company and wholly owned subsidiary of Amicus GT.

A copy of each of the Termination Agreement is incorporated in this Report by reference to the Current Report on Form 8-K, filed with the SEC on February 23, 2022.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net loss of approximately $211,000, which consisted of approximately $253,000 general and administrative expenses, partially offset by approximately $42,000 in gains on marketable securities, dividends and interest held in Trust Account.

For the three months ended March 31, 2021, we had net loss of approximately $210,000, which consisted of approximately $226,000 general and administrative expenses, partially offset by approximately $15,000 in gains on marketable securities, dividends and interest held in Trust Account.

Going Concern

As of March 31, 2022, we had approximately $379,000 in our operating bank account, and negative working capital of approximately $5.4 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

We incurred approximately $30,000 and $11,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, there were amounts of $30,000 and $0, respectively, included in due to related party on the condensed balance sheet.

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

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 2, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the Class A ordinary shares and earnings per share calculation, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the below risk factor, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Report.

Exhibit Number	Description
2.1	Termination Agreement, dated as of February 23, 2022, by and between the Company and Amicus Therapeutics, Inc.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
4.1	Specimen Ordinary Share Certificate.(3)
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(2)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(2)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(2)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(2)
10.5	Administrative Services Agreement between the Company and the Sponsor.(2)
10.6	Form of Indemnity Agreement.(3)
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2022.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2021.
(3)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on February 19, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	ARYA SCIENCES ACQUISITION CORP IV

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer