Form 10-Q
period 2022-06-30
ARYA Sciences Acquisition Corp IV
filed 2022-08-08
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

As of August 5, 2022, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP IV
Form 10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARYA SCIENCES ACQUISITION CORP IV
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$49,535	$501,242
Prepaid expenses	246,400	368,797
Total current assets	295,935	870,039
Investments held in Trust Account	149,702,679	149,552,336
Total Assets	$149,998,614	$150,422,375

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$67,068	$173,073
Accrued expenses	5,871,543	5,812,109
Due to related party	30,000	-
Total current liabilities	5,968,611	5,985,182
Deferred underwriting commissions	5,232,500	5,232,500
Total liabilities	11,201,111	11,217,682

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 14,950,000 shares subject to possible redemption at $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	149,602,679	149,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	374	374
Additional paid-in capital	-	-
Accumulated deficit	(10,805,600)	(10,295,731)
Total shareholders’ deficit	(10,805,176)	(10,295,307)
Total Liabilities and Shareholders’ Deficit	$149,998,614	$150,422,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$304,811	$166,913	$557,533	$392,490
Loss from operations	(304,811)	(166,913)	(557,533)	(392,490)
Unrealized gain on investments held in Trust Account	108,807	4,485	150,343	19,811
Net loss	$(196,004)	$(162,428)	$(407,190)	$(372,679)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	15,449,000	15,449,000	10,501,848
Basic and diluted net loss per share, Class A ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,737,500	3,737,500	3,581,390
Basic and diluted net loss per share, Class B ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$-	$(10,295,731)	$(10,295,307)
Net loss	-	-	-	-	-	(211,186)	(211,186)
Balance - March 31, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(10,506,917)	$(10,506,493)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(102,679)	(102,679)
Net loss	-	-	-	-	-	(196,004)	(196,004)
Balance - June 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(10,805,600)	$(10,805,176)

For The Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	-	$-	-	$-	$-	$(13,539)	$(13,539)
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Sale of private placement shares to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(5,014,576)	(3,720,320)	(8,734,896)
Net loss	-	-	-	-	-	(210,251)	(210,251)
Balance - March 31, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(3,944,110)	$(3,943,686)
Net loss	-	-	-	-	-	(162,428)	(162,428)
Balance - June 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(4,106,538)	$(4,106,114)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
Cash Flows from Operating Activities:	2022	2021
Net loss	$(407,190)	$(372,679)
Unrealized gain on investments held in Trust Account	(150,343)	(19,811)
Changes in operating assets and liabilities:
Prepaid expenses	122,397	(530,925)
Accounts payable	(106,005)	6,500
Accrued expenses	104,434	104,774
Due to related party	30,000	-
Net cash used in operating activities	(406,707)	(812,141)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(149,500,000)
Net cash used in investing activities	-	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	127,075
Repayment of note payable to related party	-	(161,216)
Proceeds received from initial public offering, gross	-	149,500,000
Proceeds received from private placement	-	4,990,000
Offering costs paid	(45,000)	(3,386,471)
Net cash (used in) provided by financing activities	(45,000)	151,069,388

Net change in cash	(451,707)	757,247

Cash - beginning of the period	501,242	-
Cash - end of the period	$49,535	$757,247

Supplemental disclosure of noncash investing and financing activities:
Increase in redemption value of Class A ordinary shares subject to possible redemption	$102,679	$-
Issuance of Class B ordinary shares to Sponsor in exchange for payment of outstanding accounts payable balance	$-	$25,000
Offering costs included in prepaid expenses	$-	$2,000
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$22,925
Deferred underwriting commissions	$-	$5,232,500

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

All activity for the period from August 24, 2020 (inception) through June 30, 2022 was related to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $50,000 in its operating bank account and negative working capital of approximately $5.7 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit and liquidity conditions raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, March 2, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by March 2, 2023. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after March 2, 2023, nor do these financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements.. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021, aside from the cash maintained in the trust account (Note 8).

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 14,950,000  Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(157,823)	$(38,181)	$(327,870)	$(79,320)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	15,449,000	3,737,500

Basic and diluted net income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(130,787)	$(31,641)	$(277,906)	$(94,773)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	10,501,848	3,581,390

Basic and diluted net income (loss) per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Related Party Loans

The Sponsor paid for certain expenses on behalf of the Company totaling approximately $11,000 as of December 31, 2020 and the Company recorded such amount in due to related party in the accompanying unaudited condensed balance sheet. On March 2, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”), and reclassify the outstanding amount due to related party as borrowing under the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $161,000 under the Note and fully repaid the Note upon closing of the Initial Public Offering, March 2, 2021. Subsequent to the repayment, the loan facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company incurred approximately $60,000 and $41,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $30,000 and $0, respectively, included in due to related party on the condensed balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy is not determinable as of the date of the accompanying unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2022 and December 31, 2021, there were 14,950,000 Class A ordinary shares subject to possible redemption, respectively.

The Public Shares issued in the Initial Public Offering and in connection with the over-allotment exercise were recognized in Class A ordinary shares subject to possible redemption as follows:

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Gross Proceeds	$149,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,734,896)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,734,896
Increase in redemption value of Class A ordinary shares subject to possible redemption	102,679
Class A ordinary shares subject to possible redemption	$149,602,679

Note 7 - Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 15,449,000 Class A ordinary shares issued and outstanding, of which 14,950,000 shares were subject to possible redemption and classified in temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 4, 2021, the Company issued 3,737,500 Class B ordinary shares, of which up to 487,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) (See Note 4). The Company had 3,737,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

Note 8 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$149,697,917	$-	$-
Cash equivalents - money market funds	4,762	-	-
	$149,702,679	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$149,545,514	$-	$-
Cash equivalents - money market funds	6,822	-	-
	$149,552,336	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the six months ended June 30, 2022 and 2021. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

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
•
our ability to consummate an initial Business Combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the ongoing COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war or terrorism;;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;
•	our financial performance following our initial public offering (the “Initial Public Offering”); and
•	the other risks and uncertainties discussed herein and in our filings with the SEC, including in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had a net loss of approximately $196,000, which consisted of approximately $305,000 general and administrative expenses, partially offset by approximately $109,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account.

For the three months ended June 30, 2021, we had a net loss of approximately $162,000, which consisted of approximately $167,000 general and administrative expenses, partially offset by approximately $5,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account.

For the six months ended June 30, 2022, we had a net loss of approximately $407,000, which consisted of approximately $557,000 general and administrative expenses, partially offset by approximately $150,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $373,000, which consisted of approximately $392,000 general and administrative expenses, partially offset by approximately $19,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $50,000 in our operating bank account, and negative working capital of approximately $5.7 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until March 2, 2023 to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern,” we have determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. We intend to complete our initial business combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any business combination by March 2, 2023. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after March 2, 2023, nor do the accompanying unaudited condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Management of ARYA continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and our liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company incurred approximately $60,000 and $41,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $30,000 and $0, respectively, included in due to related party on the condensed balance sheets.

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

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net income (loss) per ordinary share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2022.

In 2021, our management and audit committee identified a material weakness in our internal control over financial reporting that resulted in the restatement of our (i) audited balance sheet as of March 2, 2021, filed with the SEC on March 8, 2021, (ii) unaudited interim financial statements included in our Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021, and (iii) unaudited interim financial statements included in our Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management and audit committee concluded that the control around the interpretation and accounting of our Class A ordinary shares was not effectively designed or maintained. In connection with the remediation of this control deficiency, management and its advisors designed and implemented new disclosure controls and procedures and expanded and improved our processes to ensure that the nuances of the accounting of certain complex features of our Class A ordinary shares are effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new disclosure controls and procedures, we concluded that our disclosure controls and procedures were operating effectively as of June 30, 2022 and that the material weakness we previously identified was remediated as of June 30, 2022.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that the we detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

PART II. OTHER INFORMATION

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

Dated: August 5, 2022	ARYA SCIENCES ACQUISITION CORP IV

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer