Form 10-Q
period 2022-09-30
ARYA Sciences Acquisition Corp IV
filed 2022-11-07
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of November 7, 2022, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP IV
Form 10-Q
For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARYA SCIENCES ACQUISITION CORP IV
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$23,132	$501,242
Prepaid expenses	150,900	368,797
Total current assets	174,032	870,039
Investments held in Trust Account	150,447,906	149,552,336
Total Assets	$150,621,938	$150,422,375

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$67,068	$173,073
Accrued expenses	5,900,045	5,812,109
Due to related party	60,000	-
Total current liabilities	6,027,113	5,985,182
Deferred underwriting commissions	2,616,250	5,232,500
Total liabilities	8,643,363	11,217,682

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 14,950,000 shares subject to possible redemption at $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	150,347,906	149,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	374	374
Additional paid-in capital	-	-
Accumulated deficit	(8,369,755)	(10,295,731)
Total shareholders’ deficit	(8,369,331)	(10,295,307)
Total Liabilities and Shareholders’ Deficit	$150,621,938	$150,422,375

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$180,405	$5,105,903	$737,938	$5,498,393
Loss from operations	(180,405)	(5,105,903)	(737,938)	(5,498,393)
Gain from settlement of deferred underwriting commissions	2,616,250	-	2,616,250	-
Unrealized gain on investments held in Trust Account	745,227	12,523	895,570	32,334
Net income (loss)	$3,181,072	$(5,093,380)	$2,773,882	$(5,466,059)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	15,449,000	15,449,000	12,187,544
Basic and diluted net income (loss) per share, Class A ordinary share	$0.17	$(0.27)	$0.14	$(0.35)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,737,500	3,737,500	3,634,583
Basic and diluted net income (loss) per share, Class B ordinary share	$0.17	$(0.27)	$0.14	$(0.35)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$-	$(10,295,731)	$(10,295,307)
Net loss	-	-	-	-	-	(211,186)	(211,186)
Balance - March 31, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(10,506,917)	$(10,506,493)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(102,679)	(102,679)
Net loss	-	-	-	-	-	(196,004)	(196,004)
Balance - June 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(10,805,600)	$(10,805,176)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(745,227)	(745,227)
Net income	-	-	-	-	-	3,181,072	3,181,072
Balance - September 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(8,369,755)	$(8,369,331)

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	-	$-	$-	$(13,539)	$(13,539)
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Sale of private placement shares to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(5,014,576)	(3,720,320)	(8,734,896)
Net loss	-	-	-	-	-	(210,251)	(210,251)
Balance - March 31, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(3,944,110)	$(3,943,686)
Net loss	-	-	-	-	-	(162,428)	(162,428)
Balance - June 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(4,106,538)	$(4,106,114)
Net loss	-	-	-	-	-	(5,093,380)	(5,093,380)
Balance - September 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(9,199,918)	$(9,199,494)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,773,882	$(5,466,059)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from settlement of deferred underwriting commissions	(2,616,250)	-
Unrealized gain on investments held in Trust Account	(895,570)	(32,334)
Changes in operating assets and liabilities:
Prepaid expenses	217,897	(447,236)
Accounts payable	(106,005)	9,154
Accrued expenses	132,936	4,990,724
Due to related party	60,000	-
Net cash used in operating activities	(433,110)	(945,751)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(149,500,000)
Net cash used in investing activities	-	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	127,075
Repayment of note payable to related party	-	(161,216)
Proceeds received from initial public offering, gross	-	149,500,000
Proceeds received from private placement	-	4,990,000
Offering costs paid	(45,000)	(3,386,471)
Net cash (used in) provided by financing activities	(45,000)	151,069,388

Net change in cash	(478,110)	623,637

Cash - beginning of the period	501,242	-
Cash - end of the period	$23,132	$623,637

Supplemental disclosure of noncash investing and financing activities:
Issuance of Class B ordinary shares to Sponsor in exchange for payment of outstanding accounts payable balance	$-	$25,000
Offering costs included in prepaid expenses	$-	$2,000
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$22,925
Deferred underwriting commissions	$-	$5,232,500

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

All activity for the period from August 24, 2020 (inception) through September 30, 2022 was related to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is ARYA Sciences Holdings IV, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2021.  On March 2, 2021, the Company consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions (see Note 5). On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $23,000 in its operating bank account and negative working capital of approximately $5.9 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021, aside from the cash maintained in the Trust Account (see Note 8).

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of September 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 14,950,000  Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,561,404	$619,668	$2,233,534	$540,348

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	15,449,000	3,737,500

Basic and diluted net income per common share	$0.17	$0.17	$0.14	$0.14

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(4,101,198)	$(992,182)	$(4,210,422)	$(1,255,637)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	12,187,544	3,634,583

Basic and diluted net loss per common share	$(0.27)	$(0.27)	$(0.35)	$(0.35)

Recent Accounting Pronouncements

The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

On March 2, 2021, the Company consummated its Initial Public Offering of 14,950,000 Public Shares, including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

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

Related Party Loans

The Sponsor paid for certain expenses on behalf of the Company totaling approximately $11,000 as of December 31, 2020 and the Company recorded such amount in due to related party in the accompanying unaudited condensed balance sheet. On March 2, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”) and reclassify the outstanding amount due to related party as borrowing under the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $161,000 under the Note and fully repaid the Note upon closing of the Initial Public Offering, March 2, 2021. Subsequent to the repayment, the loan facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company incurred approximately $90,000 and $71,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $60,000 and $0, respectively, included in due to related party on the condensed balance sheets.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares, as well as the Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s Initial Shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination. This waiver resulted in a gain from settlement of deferred underwriting commissions of approximately $2.6 million.

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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2022 and December 31, 2021, there were 14,950,000 Class A ordinary shares subject to possible redemption, respectively.

The Public Shares issued in the Initial Public Offering and in connection with the over-allotment exercise were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$149,500,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(8,734,896)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,734,896
Class A ordinary shares subject to possible redemption at December 31, 2021	149,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	847,906
Class A ordinary shares subject to possible redemption at September 30, 2022	$150,347,906

Note 7 - Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 15,449,000 Class A ordinary shares issued and outstanding, of which 14,950,000 shares were subject to possible redemption and classified in temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 4, 2021, the Company issued 3,737,500 Class B ordinary shares, of which up to 487,500 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) (See Note 4). The Company had 3,737,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

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

Note 8 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account
U.S. Treasury Securities	$150,435,456	$-	$-
Cash equivalents - money market funds	12,450	-	-
	$150,447,906	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account
U.S. Treasury Securities	$149,545,514	$-	$-
Cash equivalents - money market funds	6,822	-	-
	$149,552,336	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the nine months ended September 30, 2022 and 2021. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

 Note 9 - Subsequent Events

On November 7, 2022, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow $120,000 (the “Convertible Working Capital Loan”) from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Working Capital Shares”) at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The Convertible Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the execution of the Convertible Promissory Note, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
•	our potential ability to obtain additional financing to complete our initial Business Combination or reimburse any Working Capital Loans, including the Convertible Working Capital Loan;
•	our pool of prospective target businesses;
•
our ability to consummate an initial Business Combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the ongoing COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war or terrorism;

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

Our registration statement for our Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, we consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $3.2 million, which consisted of approximately $2.6 million in gain from settlement of deferred underwriting commissions and approximately $745,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account, which were partially offset by approximately $180,000 general and administrative expenses.

For the three months ended September 30, 2021, we had net loss of approximately $5.1 million, which consisted of approximately $5.1 million general and administrative expenses, partially offset by approximately $13,000 in gains on marketable securities, dividends and interest held in Trust Account.

For the nine months ended September 30, 2022, we had net income of approximately $2.8 million, which consisted of approximately $2.6 million in gain from settlement of deferred underwriting commissions and approximately $896,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account, which were partially offset by approximately $738,000 general and administrative expenses.

For the nine months ended September 30, 2021, we had net loss of approximately $5.5 million, which consisted of approximately $5.5 million general and administrative expenses, partially offset by approximately $32,000 in gains on marketable securities, dividends and interest held in Trust Account.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $23,000 in our operating bank account, and negative working capital of approximately $5.9 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan. Subsequently to the date of the financial statements included in this report, on November 7, 2022, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow $120,000 (the “Convertible Working Capital Loan”) from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Working Capital Shares”) at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The Convertible Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto.

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

The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company incurred approximately $90,000 and $71,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $60,000 and $0, respectively, included in due to related party on the condensed balance sheets.

Registration Rights

The holders of Founder Shares, Private Placement Shares and Private Placement Shares or Working Capital Shares that may be issued upon conversion of Working Capital Loans, including the Convertible Working Capital Loan, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement our initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Public Shares to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On March 2, 2021, the underwriters fully exercised the over-allotment option.

The underwriters were paid an underwriting discount of $0.20 per Public Share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination. This waiver resulted in a gain from settlement of deferred underwriting commissions of approximately $2.6 million.

Related Party Loan

As disclosed herein, subsequently to the date of the financial statements included in this report, on November 7, 2022, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow $120,000 from the Sponsor for general corporate purposes. Such Working Capital Loan may, at the Sponsor’s discretion, be converted into Working Capital Shares at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The Convertible Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2022.

In 2021, our management and audit committee identified a material weakness in our internal control over financial reporting that resulted in the restatement of our (i) audited balance sheet as of March 2, 2021, filed with the SEC on March 8, 2021, (ii) unaudited interim financial statements included in our Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021, and (iii) unaudited interim financial statements included in our Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management and audit committee concluded that the control around the interpretation and accounting of our Class A ordinary shares was not effectively designed or maintained. In connection with the remediation of this control deficiency, management and its advisors designed and implemented new disclosure controls and procedures and expanded and improved our processes to ensure that the nuances of the accounting of certain complex features of our Class A ordinary shares are effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new disclosure controls and procedures, we previously concluded that our disclosure controls and procedures were operating effectively as of June 30, 2022 and that the material weakness we previously identified was remediated as of June 30, 2022.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

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

Simultaneously with the consummation of the Initial Public Offering and the exercise of the over-allotment option by the underwriters in full, our sponsor purchased 499,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 7, 2022, subsequently to the date of the financial statements included in this report, the Company issued the Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow $120,000 from the Sponsor for general corporate purposes. Such Working Capital Loan may, at the Sponsor’s discretion, be converted into Working Capital Shares at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The Convertible Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). Any Working Capital Shares issuable upon conversion of the Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

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

We paid a total of approximately $3.0 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $5.2 million in underwriting discounts and commissions. On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this report.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Ordinary Share Certificate.(2)
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and the Sponsor.(1)
10.6	Form of Indemnity Agreement.(2)
10.7	Convertible Promissory Note, dated November 7, 2022, and issued to ARYA Sciences Holdings IV. (3)
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on February 19, 2021.
(3)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 7, 2022	ARYA SCIENCES ACQUISITION CORP IV

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer