Form 10-K
period 2022-12-31
ARYA Sciences Acquisition Corp IV
filed 2023-04-06
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to________________

Commission File Number: 001-40122
ARYA SCIENCES ACQUISITION CORP IV
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1574672
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

51 Astor Place, 10th Floor New York, NY	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 284-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Share, $0.0001 par value	ARYD	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”), other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Capital Market (“Nasdaq”), was $146,659,500 (based on the Nasdaq closing sales price of the Class A ordinary shares on June 30, 2022 of $9.81).

As of April 6, 2023, 4,189,831 Class A ordinary shares, par value $0.0001, and 3,737,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None

EXPLANATORY NOTE

References throughout this Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to ARYA Sciences Acquisition Corp IV, unless the context otherwise indicates.

This Annual Report on Form 10-K for the year ended December 31, 2022  (the “Report”) amends the previously issued unaudited condensed financial statements as of and for the period ended September 30, 2022 (the “Quarterly Report”), as filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2022.

On August 8, 2022, the Company received a waiver from one of the underwriters of its initial public offering (the “IPO”) pursuant to which such underwriter waived all rights to its 50% share (the “Waiver”) of the deferred underwriting commissions (the “Deferred Commissions”), which were payable upon completion of an initial business combination and deposited into the trust account established in connection with the Company’s IPO. In connection with the Waiver, the underwriter also agreed that (i) the Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial business combination.

Historically, the Company had recognized a liability upon closing of its IPO in March 2021 for a portion of the Deferred Commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the IPO. In its Quarterly Report, the Company recognized the Waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the financial statements for the Affected Period (as defined below) included in the Quarterly Report should no longer be relied upon and that it is appropriate to restate the financial statements included in the Quarterly Report. As such, the Company has decided to restate the financial statements included in the Quarterly Report in this Report.

The change in accounting for the liability extinguishment in connection with the Waiver did not have any impact on the Company’s liquidity, cash flows, costs of operating in the period included in the Quarterly Report. The change in accounting for the liability extinguishment does not impact the amounts previously reported for the Company’s cash, investments held in the trust account, operating expenses or total cash flows from operations as of and for the period ended September 30, 2022 (the “Affected Period”).

After re-evaluation of the accounting for the liability extinguishment in connection with the Waiver, the Company’s management has concluded that in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective during the Affected Period. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 9A of Part II to this Report.

Further, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) Item 1A, Risk Factors, includes an additional risk factor, (ii) the section Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7 has been updated compared to the section included in the Quarterly Report, (iii) Item 8, Financial Statements and Supplementary Data, includes a footnote to characterize the restatement of the financial results of the Quarterly Report and has been updated to give effect to the change in accounting for the Waiver, and (iv) Item 9A, Controls and Procedure, has been revised to with respect to the material weakness for the Affected Period, as described in the previous paragraph. This Report should be read in conjunction with our other filings with the SEC subsequent to the Quarterly Report, including the Current Report on Form 8-K that the Company filed on April 5, 2023.

i

CERTAIN TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•
“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, as amended on February 28, 2023 in connection with the extraordinary general meeting of shareholders to extend the date by which the Company has to consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination ;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•
our potential ability to obtain additional financing to complete our initial Business Combination or reimburse any working capital loans, including the First Convertible Promissory Note (as defined below) and the Second Convertible Promissory Note (as defined below);

•	our pool of prospective target businesses;

•
our ability to consummate an initial Business Combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the ongoing COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war or terrorism (such as the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022);

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our ability to obtain additional financing to complete a Business Combination;

•	our public share’s potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	our ability to continue as a going concern;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our Initial Public Offering;

•	the amount of redemptions by our public shareholders in connection with a proposed Business Combination;

•	the use of funds not held in the Trust Account (as defined in this Report) or available to us from interest income on the Trust Account balance; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

Summary

We are a blank check company incorporated in August 24, 2020 as a Cayman Islands exempted company formed for the purpose of effecting an initial Business Combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering as well as the search for a prospective Business Combination.

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

Our Founders

Our sponsor is an affiliate of Perceptive Advisors, a leading life sciences focused investment firm with over $9.5 billion of regulatory assets under management as of December 31, 2022. Since its launch in 1999, Perceptive Advisors has focused exclusively on the healthcare industry. Our founders are the founder and management of Perceptive Advisors. Joseph Edelman, our Chairman, founded Perceptive Advisors in 1999. Adam Stone, our Chief Executive Officer, is the Chief Investment Officer of Perceptive Advisors, Michael Altman, our Chief Financial Officer, is a Managing Director at Perceptive Advisors and Konstantin Poukalov, our Chief Business Officer, is a Managing Director at Perceptive Advisors. Perceptive Advisors’ investment activity is focused on identifying both private and public companies in the life sciences and medical technology sectors and has investments in over 200 companies as of December 31, 2022. The team at Perceptive Advisors consists of trained scientists, physicians and financial analysts who are passionately committed to identifying innovation that can drive critical change to current treatment paradigms. Perceptive Advisors invests across the capital structure and throughout a company’s growth cycle which provides access to a broad universe of management teams and companies seeking flexible capital solutions. Perceptive Advisors is also an active investor in pre-IPO financing rounds known as “crossovers.” Perceptive Advisors has invested in over 130 private companies since 2013 and in 2022 met with over 250 private companies in evaluation of private growth financing rounds, crossovers, and pre-IPO analysis.

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

Our founders and our directors and officers, Perceptive Advisors, or its affiliates expect in the future to become affiliated with other public special purpose acquisition companies that may have acquisition objectives that are similar to ours. See “Risk Factors - Risks Relating to our Sponsor and Management Team - Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Industry Opportunity

While we may acquire a business in any industry, our focus will be on the healthcare industry in the United States and other developed countries. We believe the healthcare industry, particularly the life sciences and medical technology sectors, represents an enormous and growing target market with a large number of potential target acquisition opportunities. In 2019, total U.S. national health expenditures represented approximately $3.8 trillion. According to the Center for Medicare and Medicaid Services, in 2018, total U.S. national health expenditures represented approximately $3.6 trillion, accounting for approximately 18% of total U.S. Gross Domestic Product. According to IBISWorld, in November 2022, the global biotechnology market is expected to grow almost 6.3% to over $460 billion in revenue in 2024.

The Current Life Sciences IPO Market

We believe that current dynamics in the life sciences and medical technology IPO market may enhance our ability to locate an attractive target. Over 300 life sciences and medical technology companies have gone public since 2016 in the United States. According to BiotechGate, in 2022 there were estimated to be approximately 21,000 biotechnology companies globally, only a fraction of which are publicly traded.

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

Initial Business Combination

Our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial Business Combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial Business Combination so that the post- Business Combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post- Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post- Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post- Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post- Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial Business Combination could own less than a majority of our issued and outstanding ordinary shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our sponsor.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Financial Position

As of December 31, 2022, we had approximately $149,000,000 available to consummate an initial Business Combination after payment of $2,616,250 of deferred underwriting fees. With these funds available for a Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Under Nasdaq’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

•
we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding  or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;

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

Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares in such transactions prior to completion of our initial business combination. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

We expect to require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

•
if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

•
our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

•	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

•	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

•
the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Jefferies LLC, one of the underwriters of our Initial Public Offering (the “Underwriter”). The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by the date by which we are required to consummate a Business Combination pursuant to our amended and restate memorandum and articles of association (the “Termination Date”) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

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

If we seek shareholder approval, we will complete our initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our initial Business Combination (for more information on voting and permitted purchases of public shares see, “Item 1. Business - Effectuating Our Initial Business Combination - Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities”). As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would not need any of the public shares issued and outstanding following the approval of the Extension Amendment Proposal (as defined below) to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all issued and outstanding ordinary shares are voted and the private placement shares issued to our sponsor are voted in favor of the transaction). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have until June 2, 2023 (the “Articles Extension Date”) to consummate an initial Business Combination unless our sponsor, upon five days’ advance notice prior to the applicable Termination Date, requests to extend the Termination Date by a month. Upon such request of our sponsor, our board of director shall without another shareholder vote approve by resolution the monthly extension. Our sponsor may elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, until March 2, 2024 (each, an “Additional Articles Extension Date”) or a total of up to thirty-six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto. For more information, also see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Adoption of Extension Amendment Proposal.”

If we do not consummate an initial Business Combination by the applicable Termination Date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares they hold if we fail to consummate an initial Business Combination by the Termination Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial Business Combination by the Termination Date).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by the Termination Date or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $91,000 of proceeds held outside the trust account (as of December 31, 2022) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $91,000 from the proceeds held outside of the trust account (as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial Business Combination by the Termination Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if We Do Not Complete our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial Business Combination and if we are unable to complete our initial Business Combination by the Termination Date.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price
Redemptions at the time of our initial Business Combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and (which shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 as described elsewhere in this Report and any limitations (including but not limited to cash requirements) agreed to in connections with the negotiation of terms of a proposed initial Business Combination.

If we seek shareholder approval of our initial Business Combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately-negotiated transactions or in the open market either prior to or following completion of our initial business combination. If any of our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

If we are unable to complete our initial Business Combination by the Termination Date, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account  including interest earned on the funds held in the trust account and not previously released (which shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Impact to remaining shareholders
The redemptions in connection with our initial Business Combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.

If the permitted purchases described above are made there would be no impact to our remaining shareholders because the purchase price would not be paid by us. In the event our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through disclosing the following in our registration statement/proxy statement filed for our Business Combination transaction: the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases; a representation that any of our securities purchased by our sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the Business Combination transaction; and our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights. Additionally, we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items: the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or any of their affiliates, along with the purchase price; the purpose of the purchases by our sponsor, directors, officers, advisors or any of their affiliates; the impact, if any, of the purchases by our sponsor, directors, officers, advisors or any of their affiliates on the likelihood that the Business Combination transaction will be approved; the identities of our security holders who sold to our sponsor, directors, officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or any of their affiliates; and the number of our securities for which the we have received redemption requests pursuant to our redemption offer.

The redemption of our public shares if we fail to complete an initial Business Combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination by the Termination Date. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 in this Report as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding ordinary shares (excluding any private placement shares to be issued in connection with an initial Business Combination) to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the outstanding ordinary shares do not approve of the Business Combination we consummate.

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

Our sponsor owns, on an as-converted basis, 52.3% of our issued and outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to the completion of our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need not need any public shares issued and outstanding following the approval of the Extension Amendment Proposal to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all issued and outstanding ordinary shares are voted and the private placement shares issued to our sponsor are voted in favor of the transaction). Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our sponsor and our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business by the Termination Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

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

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the Underwriter will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

The requirement that we consummate an initial Business Combination by the Termination Date may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate an initial Business Combination by the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination within the required time period with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the consequences and ongoing effects of the coronavirus (“COVID-19”) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world. Since that time, the pandemic, together with resulting voluntary and government mandated actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of regional, national and global economies. COVID-19 has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19, including any new variant of COVID-19 that may emerge, result in a renewal of travel restrictions, limit the ability to have meetings with potential investors or potential Business Combination target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

We may not be able to consummate an initial Business Combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination by the Termination Date. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 outbreak may negatively impact businesses we may seek to acquire. Further, financial markets may be adversely affected by current or anticipated military conflicts (including the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022, see “—Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.”), terrorism, sanctions or other geopolitical events.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately-negotiated transactions or in the open market, either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions. See “Item 1. Business - Effectuating Our Initial Business Combination -Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities” for a description of how our sponsor, initial shareholders, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

•
if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

•
our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

•	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

•	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

•
the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post- business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

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

If the net proceeds of our Initial Public Offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate until we are required to liquidate pursuant to our amended and restated memorandum and articles of association, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our sponsor or management team or any of their affiliates (including loans convertible into our Class A ordinary shares on the same terms as the private placement shares) to fund our search and to complete our initial Business Combination.

As of December 31, 2022, we had approximately $91,000 in cash held outside the trust account to fund our working capital requirements, and negative working capital of approximately $6.1 million. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates (including loans convertible into our Class A ordinary shares on the same terms as the private placement shares) will be sufficient to allow us to operate until we are required to liquidate pursuant to our amended and restated memorandum and articles of association; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Further, our independent registered public accounting firm’s report included in this Report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein. As of the date of this Report, we entered into two convertible promissory notes for working capital with our sponsor and may issue up to 150,000 additional private placement shares to our sponsor pursuant to the First Working Capital Note and the Second Working Capital Note.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by the Termination Date or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through our Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, on an as-converted basis, 53.4% of our issued and outstanding ordinary shares as of April 6, 2023 (including Private Placement Shares). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any shares in our Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial Business Combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our sponsor.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial Business Combination by the Termination Date, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of December 31, 2022, we had approximately $149,000,000 available to consummate an initial Business Combination after payment of $2,616,250 of deferred underwriting fees.

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

The federal proxy rules require that a proxy statement with respect to a vote on our proposed Business Combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination by the Termination Date.

If we do not consummate an initial Business Combination by the Termination Date, our public shareholders may be forced to wait beyond the Termination Date before redemption from our trust account.

If we do not consummate an initial Business Combination by the Termination Date, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Termination Date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.

As described in the SEC’s new SPAC Proposed Rules (see “—The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose.”), the SPAC Proposed Rules relate, among other matters, to the circumstances in which SPACs such as the company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for the Initial Public Offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the company. Were we to liquidate, our shareholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our Class A ordinary shares. As described below, we may implement measures to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act (see “—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company”).

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company.

The funds in the Trust Account have, since our Initial Public Offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination and liquidation of the company. Interest on such deposit account is currently approximately 2.5 – 3.0% per annum, but such deposit account carries a variable rate and the company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we will likely receive minimal interest on the funds held in the Trust Account.

However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes or certain of our dissolution expenses. As a result, the decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash an interest-bearing demand deposit account is likely to reduce the dollar amount our public shareholders could receive in connection with any redemption or liquidation of the company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. For more information see “—If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.” The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our sponsor currently owns 3,647,500 Class B ordinary shares and 499,000 private placement shares. Our sponsor is governed by a board of directors consisting of two directors, Adam Stone and Michael Altman, who are U.S. citizens. As such, Messrs. Stone and Altman have voting and investment discretion with respect to the securities held of record by our sponsor and may be deemed to have shared beneficial ownership of the securities held directly by our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in any Business Combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our Business Combination, which may increase the risk that our Business Combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our Business Combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing a Business Combination. CFIUS may decide to block or delay our Business Combination, impose conditions to mitigate national security concerns with respect to such Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a Business Combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our Business Combination. If we cannot complete a Business Combination by the Termination Date because the transaction is still under review or because our Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, shareholders of record may only receive their pro rata portion of funds available in the Trust Account. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the sale of the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 53.4% of our ordinary shares as of April 6, 2023 (including Private Placement Shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by the Termination Date or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our Class A ordinary shares are listed on Nasdaq. Although after giving effect to our Initial Public Offering and the redemptions in connection with the adoption of the Extension Amendment Proposal we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq’s listing standards, our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial Business Combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally at least 300 public holders and at least 500,000 publicly held shares). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We may not be able to meet those initial listing requirements at that time.

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

We may structure our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-Business Combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our initial Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

On January 4, 2021, we issued to our sponsor 3,737,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.007 per share. In February 2021, our sponsor transferred 30,000 founder shares to each of Todd Wider, Leslie Trigg and Michael Henderson. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares and private placement shares will be worthless if we do not complete an initial Business Combination. In addition, our sponsor purchased 499,000 private placement shares at a price of $10.00 per share ($4,990,000 in the aggregate), in a private placement that closed simultaneously with the closing of our Initial Public Offering. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the Termination Date approaches.

Since our officers and directors will share in any appreciation of the founder shares purchased at approximately $0.007 per share, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors who will assist us in sourcing potential acquisition targets have an interest in the founder shares as of the date hereof. These officers and directors will not receive any cash compensation from us prior to a Business Combination but will share in any appreciation of the founder shares, provided that we successfully complete a Business Combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our shareholders. However, investors should be aware that, as these officers and directors have paid approximately $0.007 per share or less for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete a Business Combination with a target that ultimately declines in value and is not profitable for our public shareholders.

General Risk Factors

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2022, related to the interpretation and accounting for extinguishment of a significant contingent obligation.

Our management and our audit committee concluded that it was appropriate to restate previously issued and unaudited condensed financial statements as of and for the three and nine months ended September 30, 2022.

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

As described elsewhere in this Report, including in the Explanatory Note, we identified a material weakness in our internal control around the interpretation and accounting for extinguishment of a significant contingent obligation in August 2022 in connection with the Waiver. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This material weakness resulted in a material misstatement of our reported accretion of Class A ordinary shares subject to possible redemption, reported net income and earnings per share and related financial disclosures for the Affected Period.

We have concluded that our internal control over financial reporting was ineffective as of September 30, 2022 and December 31, 2022 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition or business combination. In either case, the existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A. Controls and Procedures.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As described in the Explanatory Note in this Report, following the filing of the Quarterly Report, our audit committee concluded that it was appropriate to restate our previously issued unaudited condensed financial statements as of September 30, 2022.  See “—We have identified a material weakness in our internal control over financial reporting as of December 31, 2022, related to the interpretation and accounting for extinguishment of a significant contingent obligation.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” As of December 31, 2022, we had approximately $91,000 in our operating bank account, and negative working capital of approximately $6.1 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations, and may increase both our costs and the risk of non- compliance.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. It is possible that we will become subject to different or heightened rules or requirements promulgated by the SEC, and we may become subject to heightened or increased scrutiny by the SEC. On December 10, 2020, the SEC’s Office of Inspector Education and Advocacy issued an investor bulletin entitled What You Need to Know About SPACs. On December 22, 2020, the SEC’s Division of Corporate Finance issued CF Disclosure Guidance: Topic No. 11 regarding special purpose acquisition companies. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time. In particular, it is possible that we may become subject to different or heightened rules or requirements, or face increased regulatory scrutiny, by the SEC. These changes could have a material adverse effect on our business, investments and results of operations, and we may not have launched our Company had we been subject to these changes in laws, regulations or increased regulatory scrutiny at the time of our initial public offering. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Proposed Rules relating, among other items, to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs of negotiating and completing a Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose (“—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company.”). Were we to liquidate, our shareholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our ordinary shares.

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

(b) Holders

As of the date of this Report, there were two holders of record of our Class A ordinary shares and four holders of record of our Class B ordinary shares.

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

No underwriting discounts or commissions were paid with respect to the sales of the Class B ordinary shares or the private placement shares.

On November 7, 2022, the Company issued an unsecured convertible promissory note (the “Convertible Promissory Note”) to our sponsor, pursuant to which the Company borrowed $120,000 from our sponsor for general corporate purposes (the “First Convertible Working Capital Loan”). Such First Working Capital Loan may, at our sponsor’s discretion, be converted into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Working Capital Shares”), at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to our sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor, if not converted or repaid on the effective date of a Business Combination. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). Any Working Capital Shares issuable upon conversion of the First Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On February 28, 2023, subsequently to the date of the financial statements included in this Report, the Company issued a non-interest bearing, unsecured convertible promissory note to our sponsor in connection with the Extension Amendment Proposal, pursuant to which the Company may borrow up to $1,680,000 from our sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of our sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination (the “Second Convertible Promissory Note”). Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of our sponsor into Working Capital Shares. This working capital loan outstanding pursuant to the Second Convertible Promissory Note (the “Second Working Capital Loan”) will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). Any Working Capital Shares issuable upon conversion of the Second Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. As of the date of this Report, $600,000 were drawn under the Second Convertible Promissory Note.

Use of Proceeds

In connection with the Initial Public Offering, our sponsor agreed to loan us an aggregate of up to $300,000 pursuant to an unsecured, non-interest bearing promissory note (the “Note”). This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. On March 2, 2021, we repaid the Note in full.

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

We paid a total of approximately $3.0 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $5.2 million in underwriting discounts and commissions. On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Except for the planned use of the proceeds from the First Convertible Promissory Note and the Second Convertible Promissory Note described above, there has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus relating to the Initial Public Offering.

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

Our registration statement for our Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, we consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

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

If we have not completed a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Adoption of Extension Amendment Proposal

On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described below.

On February 28, 2023, following the date of the financial statements included in this Report, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its amended and restated memorandum and articles of association to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024 (each, an “Additional Articles Extension Date”) or a total of up to thirty-six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). In connection with the initial three-month extension from the Original Termination Date to the Articles Extension Date the Sponsor made an initial deposit into the Trust Account of $420,000, in exchange for the Second Convertible Promissory Note (as defined below). In connection with any subsequent optional monthly extensions following the Articles Extension Date, the Sponsor is expected to make deposits of $140,000 per month into the Trust Account, as provided for in the amendment to the Amended and Restated Memorandum and Articles of Association that was adopted on February 28, 2023.

As contemplated by the Company’s amended and restated memorandum and articles of association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the Extension Amendment Proposal. On February 28, 2023, the Extension Amendment Proposal was adopted and 11,259,169 Public Shares were redeemed. Following the adoption of the Extension Amendment Proposal, the Company has 4,189,831 Class A ordinary shares, including 3,690,831 Public Shares and 499,000 private placement shares, and 3,737,500 Class B ordinary shares issued and outstanding.  Following the approval of the Extension Amendment Proposal, the Class B ordinary shares held by the initial shareholders represent 47.1% of the issued and outstanding ordinary shares.

In connection with the adoption of the Extension Amendment Proposal, the Company issued a non-interest bearing, unsecured convertible promissory note to our sponsor in connection with the Extension Amendment Proposal, pursuant to which the Company may borrow up to $1,680,000 from our sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of our sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination (the “Second Convertible Promissory Note”). Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of our sponsor into Working Capital Shares. This working capital loan outstanding pursuant to the Second Convertible Promissory Note (the “Second Working Capital Loan”) will not bear any interest, and will be repayable by the Company to our Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto. As of the date of this Report, $600,000 were drawn under the Second Convertible Promissory Note.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $1.1 million, which consisted of approximately $2.1 million in unrealized gains on marketable securities, dividends and interest held in Trust Account, partially offset by approximately $1.0 million general and administrative expenses.

For the year ended December 31, 2021, we had net loss of approximately $6.6 million, which consisted of approximately $6.6 million general and administrative expenses, partially offset by approximately $52,000 in gains on marketable securities, dividends and interest held in Trust Account.

Going Concern

As of December 31, 2022, we had approximately $91,000 in our operating bank account and working capital deficit of approximately $6.1 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 5), the proceeds from the consummation of the Private Placement not held in the Trust Account, the First Convertible Promissory Note and the Second Convertible Promissory Note. We fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan, and as of December 31, 2022, there was $120,000 of borrowings outstanding under the First Convertible Promissory Note.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern,” we have determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. We intend to complete our initial Business Combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any Business Combination by the Termination Date. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after the Termination Date, nor do these financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and our liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We incurred approximately $120,000 and $101,000 in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had $90,000 and $0, respectively, included in due to related party on the balance sheets.

Registration Rights

The holders of Founder Shares and Private Placement Shares or Working Capital Shares that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement our initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Public Shares to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On March 2, 2021, the underwriters fully exercised the over-allotment option.

The underwriters were paid an underwriting discount of $0.20 per Public Share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Related Party Loan

On November 7, 2022, the Company issued the First Convertible Promissory Note to the Sponsor, pursuant to which the Company borrowed $120,000 from the Sponsor for general corporate purposes. Such First Working Capital Loan may, at the Sponsor’s discretion, be converted into Working Capital Shares at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Company and one or more businesses. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto.

On February 28, 2023, subsequently to the date of the financial statements included in this Report, the Company issued the Second Convertible Promissory Note to the Sponsor in connection with the adoption of the Extension Amendment Proposal and pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. This Second Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto. As of the date of this Report, $600,000 was drawn under the Second Convertible Promissory Note.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Reference is made to Pages F-1 through F-20 included at the end of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation in connection with the Waiver was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Except as described above and below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Joseph Edelman	67	Chairman
Adam Stone	43	Chief Executive Officer and Director
Michael Altman	41	Chief Financial Officer and Director
Konstantin Poukalov	39	Chief Business Officer
Todd Wider	58	Director
Leslie Trigg	52	Director
Michael Henderson	33	Director

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

Adam Stone, our Chief Executive Officer and a member of our board of directors since January 2021, joined Perceptive Advisors in 2006 and has acted as Chief Investment Officer since 2012 and is a member of the internal investment committees of Perceptive Advisors’ credit opportunities and venture funds. Mr. Stone currently also serves as the Chief Executive Officer and as a member of the board of directors of ARYA Sciences Acquisition Corp V (Nasdaq: ARYE) since March 2021, as well as on the board of directors of Solid Biosciences (Nasdaq: SLDB), LianBio (Nasdaq: LIAN), and Xontogeny, which are portfolio companies of Perceptive Advisors. Following the consummation of the business combination of ARYA Sciences Acquisition Corp. with Immatics Biotechnologies GmbH in July 2020, Mr. Stone also serves on the supervisory board of Immatics N.V. (Nasdaq: IMTX). Previously, Mr. Stone served as the Chief Executive Officer and as a member of the board of directors of ARYA Sciences Acquisition Corp. from October 2018 to June 2020, ARYA Sciences Acquisition Corp II from July 2020 to October 2020 and ARYA Sciences Acquisition Corp III from August 2020 to June 2021. Prior to joining Perceptive Advisors, Mr. Stone was a Senior Analyst at Ursus Capital from 2001 to 2006 where he focused on biotechnology and specialty pharmaceuticals. Mr. Stone graduated, with honors, from Princeton University with a BA in molecular biology. We believe that Mr. Stone’s broad operational and transactional experience, and his position as Chief Executive Officer, make him well qualified to serve on our board of directors.

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

Konstantin Poukalov, our Chief Business Officer since January 2021, joined Perceptive Advisors in March 2019 and is a Managing Director at Perceptive Advisors, where he is focusing on various strategies across the Perceptive platforms. Mr. Poukalov also serves as the Chief Business Officer of ARYA Sciences Acquisition Corp V (Nasdaq: ARYE) since March 2021, as well as on the boards of directors of Lyra Therapeutics (Nasdaq: LYRA) since January 2020, Landos Biopharma, Inc. (Nasdaq: LABP) since August 2019 and LianBio (Nasdaq: LIAN) since October 2019, which are portfolio companies of Perceptive Advisors. Mr. Poukalov previously served as Chief Business Officer of ARYA Sciences Acquisition Corp III from August 2020 to June 2021. From July 2012 to October 2018, Mr. Poukalov served in roles of increasing responsibility at Kadmon Holdings (NYSE: KDMN) (“Kadmon”), most recently serving as Executive Vice President and Chief Financial Officer from July 2014 to October 2018. Prior to joining Kadmon, Mr. Poukalov was a member of the healthcare investment banking group at Jefferies LLC (“Jefferies”) from 2009 to 2012, focusing on companies across the life sciences and biotechnology sectors. Prior to Jefferies, Mr. Poukalov was a member of UBS Investment Bank, focusing on the healthcare industry, from 2006 to 2009. Mr. Poukalov graduated from Stony Brook University with a bachelor’s degree in Electrical Engineering.

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

Leslie Trigg has served on our board of directors since February 2021. Ms. Trigg has served as the Chair and Chief Executive Officer of Outset Medical Inc. (“Outset”) (Nasdaq: OM) since November 2014. Ms. Trigg joined Outset from Warburg Pincus, a private equity firm, where she was an Executive in Residence from March 2012 to March 2014. Ms. Trigg also serves as a director of Adaptive Biotechnologies Corp. (Nasdaq: ADPT) since March 2021. Prior to that, Ms. Trigg served in several roles at Lutonix (acquired by CR Bard), a medical device company, from January 2010 to February 2012, most recently as Executive Vice President, and as Chief Business Officer of AccessClosure (acquired by Cardinal Health), a medical device company, from September 2006 to June 2009. She also previously held positions with FoxHollow Technologies (acquired by ev3/Covidien), a manufacturer of devices to treat peripheral artery disease, Cytyc, a diagnostic and medical device company, Pro-Duct Health (acquired by Cytyc), a medical device company, and Guidant, a cardiovascular medical device company. Ms. Trigg serves as Chair of the Medical Device Manufacturers Association, a national trade association providing educational and advisory assistance to innovative and entrepreneurial medical technology companies, since 2022. Ms. Trigg holds a BS degree from Northwestern University and an MBA from The Haas School of Business, UC Berkeley. We believe that Ms. Trigg’s experience in the healthcare and life sciences industries make her well qualified to serve on our board of directors.

Michael Henderson, M.D., has served on our board of directors since February 2021. Dr. Henderson has served as the Chief Executive Officer of Apogee Therapeutics, a biotechnology company advancing novel therapies to address immunological and inflammatory disorders, since September 2022. Dr. Henderson served as Chief Business Officer of BridgeBio Pharma Inc (“BridgeBio”) (Nasdaq: BBIO) from January 2020 to September 2022. Prior to holding that position, he spent two years serving as BridgeBio’s Senior Vice President, Asset Acquisition, Strategy and Operations. Dr. Henderson joined BridgeBio as Vice President of Asset Acquisition, Strategy and Operations in April 2016. Dr. Henderson also served as the Chief Executive Officer of certain of BridgeBio’s subsidiaries, QED Therapeutics, Inc. and Origin Biosciences, Inc. Prior to BridgeBio, Dr. Henderson worked at McKinsey & Company from January 2015 to April 2016 and prior to that, he co-founded PellePharm, Inc., in August 2011. Dr. Henderson received his B.A. with high honors in global health with a citation in Spanish from Harvard University and his M.D. with a scholarly concentration in health services and policy from Stanford University where he was a member of both the Ignite and Leadership in Health Disparities Programs. We believe that Dr. Henderson’s experience in business, drug development, commercial strategy, and the healthcare and life sciences industries generally make him well qualified to serve on our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Joseph Edelman	Perceptive Advisors, LLC	Hedge Fund	Chief Executive Officer and Portfolio Manager
	Athira Pharma, Inc.	Biotechnology	Director
	ARYA Sciences Acquisition Corp IV	Special Purpose Acquisition Company	Chairman

Adam Stone	Perceptive Advisors, LLC	Hedge Fund	Chief Investment Officer
	Solid Biosciences	Pharmaceuticals	Director
	LianBio	Biotechnology	Director
	Xontogeny	Biotechnology	Director
	Immatics N.V.	Biotechnology	Director
	ARYA Sciences Acquisition Corp IV	Special Purpose Acquisition Company	Chief Executive Officer and Director

Michael Altman	Perceptive Advisors, LLC	Hedge Fund	Managing Director
	Vitruvius Therapeutics	Pharmaceuticals	Director
	Lyra Therapeutics	Healthcare	Director
	Nautilus Biotechnology, Inc.	Biotechnology	Director
	ARYA Sciences Acquisition Corp IV	Special Purpose Acquisition Company	Chief Financial Officer and Director

Konstantin Poukalov	Perceptive Advisors, LLC	Hedge Fund	Managing Director
	Lyra Therapeutics	Healthcare	Director
	Landos Biopharma, Inc.	Healthcare	Director
	LianBio	Biotechnology	Director
	ARYA Sciences Acquisition Corp IV	Special Purpose Acquisition Company	Chief Business Officer

Todd Wider	Abeona Therapeutics, Inc.	Pharmaceuticals	Director
	Emendo Biotherapeutics	Biopharmaceuticals	Director
	ARYA Sciences Acquisition Corp V	Special Purpose Acquisition Company	Director

Leslie Trigg	Outset Medical Inc.	Medical Devices	Chair, Chief Executive Officer and President
	Adaptive Biotechnologies Corp.	Biotechnology	Director

Michael Henderson	BridgeBio Pharma Inc	Pharmaceuticals	Chief Business Officer

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

•
Our sponsor subscribed for founder shares in January 2021 and purchased private placement shares in a transaction that closed simultaneously with the closing of our Initial Public Offering. In February 2021, our sponsor transferred 30,000 founder shares to each of Michael Henderson, Leslie Trigg and Todd Wider. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial Business Combination within the required time period. If we do not complete our initial Business Combination within the required time period, the private placement shares will be worthless. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement shares will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and director own ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

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

If we seek shareholder approval, we will complete our initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our initial Business Combination (for more information on voting and permitted purchases of public shares see, “Item 1. Business - Effectuating Our Initial Business Combination - Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities”).

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

Executive Officer and Director Compensation

In February 2021, our sponsor transferred 30,000 founder shares to each of Todd Wider, Leslie Trigg and Michael Henderson. None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 6, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,189,831 Class A ordinary shares (including Private Placement Shares) and 3,737,500 Class B ordinary shares issued and outstanding as of April 6, 2023. Voting power represents the combined voting power of Class A ordinary shares, private placement shares, and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The information in the below table reflects the redemption of publicly held Class A ordinary shares in connection with the approval of the Extension Amendment Proposal on February 28, 2023.

	Class B ordinary shares		Class A ordinary shares		Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control(2)
Arya Sciences Holdings IV (our sponsor)(3)	3,647,500	97.6%	499,000	11.9%	52.3%
Joseph Edelman(4)	-	-	-	-	-
Adam Stone(3)	3,647,500	97.6%	499,000	11.9%	52.3%
Michael Altman(3)	3,647,500	97.6%	499,000	11.9%	52.3%
Konstantin Poukalov(4)	-	-	-	-	-
Michael Henderson	30,000	*	-	-	*
Todd Wider	30,000	*	-	-	*
Leslie Trigg	30,000	*	-	-	*
All officers and directors as a group (seven individuals)	3,737,500	100%	499,000	11.9%	53.4%
Adage Capital Partners, L.P.(5)	-	-	1,000,000	23.9%	12.6%
Farallon Capital Partners, L.P.(6)	-	-	800,000	19.1%	10.1%
Glazer Capital, LLC(7)	-	-	500,000	11.9%	6.3%
Radcliffe Capital Management, L.P. (8)	-	-	221,613	5.3%	2.8%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 51 Astor Place, 10th Floor, New York, NY 10003.

(2)	Assuming the automatic conversion of Class B ordinary shares into Class A ordinary shares at the time of the Company’s initial Business Combination.

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

(6)
Includes Class A ordinary shares beneficially held by entities and individuals affiliated with Farallon Capital Partners, L.P., based on the Schedule 13G filed jointly on January 31, 2023. The Class A ordinary shares reported for the respective Farallon Funds are held directly by the respective Farallon Funds. The Farallon General Partner, as the general partner of each of FCP, FCIP, FCIP II, FCIP III, FCOI II and FCAMI, and as the sole member of the FCIP V General Partner, may be deemed to be a beneficial owner of such Class A ordinary shares held by the Farallon Funds other than F5MI. The FCIP V General Partner, as the general partner of FCIP V, may be deemed to be a beneficial owner of such Class A ordinary shares held by FCIP V. The F5MI General Partner, as the general partner of F5MI, may be deemed to be a beneficial owner of such Class A ordinary shares held by F5MI. Each of the Farallon Individual Reporting Persons, as a managing member or senior managing member, as the case may be, of the Farallon General Partner, and as a manager or senior manager, as the case may be, of the FCIP V General Partner and the F5MI General Partner, in each case with the power to exercise investment discretion, may be deemed to be a beneficial owner of such Class A ordinary shares held by the Farallon Funds. Each of the Farallon General Partner, the FCIP V General Partner, the F5MI General Partner and the Farallon Individual Reporting Persons hereby disclaims any beneficial ownership of any such Class A ordinary shares. The business address of each of the reporting persons mentioned in this footnote is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.

(7)
Includes Class A ordinary shares beneficially held by certain funds and managed accounts to which Glazer Capital, LLC (“Glazer Capital”) serves as investment manager as reported on the Schedule 13G filed jointly on March 10, 2023 by Glazer Capital and Paul J. Glazer. Paul J. Glazer serves as the Managing Member of Glazer Capital. The business address of Glazer Capital, LLC and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(8)
Includes Class A ordinary shares beneficially held by entities and individuals affiliated with Radcliffe Capital Management L.P., based on the Schedule 13G filed jointly on March 8, 2023. The business address of Radcliffe Capital Management L.P. is 50 Monument Road, Suite 300, Bala Cynwyd, Pennsylvania 19004.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

As contemplated by the Company’s amended and restated memorandum and articles of association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the Extension Amendment Proposal. On February 28, 2023, the Extension Amendment Proposal was adopted and 11,259,169 Public Shares were redeemed. Following the adoption of the Extension Amendment Proposal, the Company has 4,189,831 Class A ordinary shares, including 3,690,831 Public Shares and 499,000 private placement shares, and 3,737,500 Class B ordinary shares issued and outstanding.  Following the approval of the Extension Amendment Proposal, the Class B ordinary shares held by the initial shareholders represent 47.1% of the issued and outstanding ordinary shares.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On January 4, 2021, we issued 3,737,500 founder shares to our sponsor in exchange for a capital contribution of $25,000, or approximately $0.007 per share. In February 2021, our sponsor transferred 30,000 founder shares to each of Todd Wider, Leslie Trigg and Michael Henderson. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding ordinary shares (excluding the private placement shares) upon completion of our Initial Public Offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Following the approval of the Extension Amendment Proposal, the founder shares held by our initial shareholders represent 47.1% of the issued and outstanding ordinary shares (excluding the private placement shares).

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

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into shares at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of the date of this Report, we entered into two convertible promissory notes for working capital with our sponsor and may issue up to 150,000 additional private placement shares to our sponsor pursuant to the First Working Capital Note and the Second Working Capital Note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC as of and for the years ended December 31, 2022 and 2021, including services in connection with our Initial Public Offering, totaled $68,380 and $125,955, respectively. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. As of and for the years ended December 31, 2022 and 2021, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. As of and for the years ended December 31, 2022 and 2021, we did not pay Withum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. As of and for the years ended December 31, 2022 and 2021, we did not pay Withum any other fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” in this Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the below exhibit index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(2)
4.1	Specimen Ordinary Share Certificate.(3)
4.2	Description of Registrant’s Securities*
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and the Sponsor.(1)
10.6	Form of Indemnity Agreement.(3)
10.7	Convertible Promissory Note, dated November 7, 2022, and issued to ARYA Sciences Holdings IV.(4)
10.8	Convertible Promissory Note, dated February 28, 2023, issued to ARYA Sciences Holdings IV.(5)
21	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2021.

(2)	Incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2023.

(3)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on February 19, 2021.

(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022.

(5)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2023.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARYA SCIENCES ACQUISITION CORP IV

April 6, 2023	/s/ Michael Altman
Name: Michael Altman
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph Edelman	Chairman of the Board of Directors	April 6, 2023
Joseph Edelman

/s/ Adam Stone	Chief Executive Officer and Director	April 6, 2023
Adam Stone	(Principal Executive Officer)

/s/ Michael Altman	Chief Financial Officer and Director	April 6, 2023
Michael Altman	(Principal Financial and Accounting Officer)

/s/ Todd Wider	Director	April 6, 2023
Todd Wider

/s/ Leslie Trigg	Director	April 6, 2023
Leslie Trigg

/s/ Michael Henderson	Director	April 6, 2023
Michael Henderson

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
ARYA Sciences Acquisition Corp IV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARYA Sciences Acquisition Corp IV (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter—Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statements of operations. Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to shareholders' deficit. Accordingly, the 2022 unaudited interim financial statements have been restated within Note 2 to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 2, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York
April 5, 2023
PCAOB ID Number 100

ARYA SCIENCES ACQUISITION CORP IV
BALANCE SHEETS
       DECEMBER 31, 2022 AND 2021

	2022	2021
Assets
Current assets:
Cash	$91,049	$501,242
Prepaid expenses	55,400	368,797
Total current assets	146,449	870,039
Investments held in Trust Account	151,628,894	149,552,336
Total Assets	$151,775,343	$150,422,375

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$65,892	$173,073
Accrued expenses	5,994,774	5,812,109
Due to related party	90,000	-
Convertible promissory note - related party	120,000	-
Total current liabilities	6,270,666	5,985,182
Deferred underwriting commissions	2,616,250	5,232,500
Total liabilities	8,886,916	11,217,682

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 14,950,000 shares subject to possible redemption at approximately $10.14 and $10.00 per share as of December 31, 2022 and 2021, respectively	151,528,894	149,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding as of December 31, 2022 and 2021, respectively	374	374
Additional paid-in capital	-	-
Accumulated deficit	(8,640,891)	(10,295,731)
Total shareholders’ deficit	(8,640,467)	(10,295,307)
Total Liabilities and Shareholders’ Deficit	$151,775,343	$150,422,375

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP IV
STATEMENTS OF OPERATIONS
   FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
General and administrative expenses	$1,009,074	$6,614,208
Loss from operations	(1,009,074)	(6,614,208)
Other income
Interest income and unrealized gain on investments held in Trust Account	2,076,558	52,336
Total other income	2,076,558	52,336
Net income (loss)	$1,067,484	$(6,561,872)
Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	12,909,438
Basic and diluted net income (loss) per share, Class A ordinary share	$0.06	$(0.40)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,630,651
Basic and diluted net income (loss) per share, Class B ordinary share	$0.06	$(0.40)

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP IV
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	-	$-	$-	$(13,539)	$(13,539)
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Sale of private placement shares to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(5,014,576)	(3,720,320)	(8,734,896)
Net loss	-	-	-	-	-	(6,561,872)	(6,561,872)
Balance - December 31, 2021	499,000	50	3,737,500	374	-	(10,295,731)	(10,295,307)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	587,356	587,356
Net income	-	-	-	-	-	1,067,484	1,067,484
Balance - December 31, 2022	499,000	$50	3,737,500	$374	$-	$(8,640,891)	$(8,640,467)

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP IV
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,067,484	$(6,561,872)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income and unrealized gain on investments held in Trust Account	(2,076,558)	(52,336)
Changes in operating assets and liabilities:
Prepaid expenses	313,397	(367,047)
Accounts payable	(107,181)	173,073
Accrued expenses	227,665	5,738,036
Due to related party	90,000	-
Net cash used in operating activities	(485,193)	(1,070,146)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(149,500,000)
Net cash used in investing activities	-	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	120,000	-
Proceeds from note payable to related party	-	127,075
Repayment of note payable to related party	-	(161,216)
Proceeds received from initial public offering, gross	-	149,500,000
Proceeds received from private placement	-	4,990,000
Offering costs paid	(45,000)	(3,384,471)
Net cash provided by financing activities	75,000	151,071,388

Net change in cash	(410,193)	501,242

Cash - beginning of the period	501,242	-
Cash - end of the period	$91,049	$501,242

Supplemental disclosure of noncash investing and financing activities:
Extinguishment of deferred underwriting commissions allocated to public shares	$2,616,250	$-
Issuance of Class B ordinary shares to Sponsor in exchange for payment of outstanding accounts payable balance	$-	$25,000
Offering costs included in prepaid expenses	$-	$2,000
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$22,925
Deferred underwriting commissions	$-	$5,232,500

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

All activity for the period from August 24, 2020 (inception) through December 31, 2022 was related to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ARYA Sciences Holdings IV, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2021.  On March 2, 2021, the Company consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions (see Note 6). On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 499,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million (see Note 5).

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares they hold in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within the time period during which the Company is required to consummate a Business Combination pursuant to the Amended and Restated Memorandum and Articles of Association (the “Combination Period”), or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the assets in the Trust Account, in each case net of the interest that may be withdrawn to pay for the Company’s tax obligations. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

Going Concern

As of December 31, 2022, the Company had approximately $91,000 in its operating bank account, and working capital deficit of approximately $6.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 5), the proceeds from the consummation of the Private Placement not held in the Trust Account, the First Convertible Promissory Note and the Second Convertible Promissory Note. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan, and as of December 31, 2022, there was $120,000 of borrowings outstanding under the First Convertible Promissory Note (see Note 5 for additional information).

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
The Company cannot provide any assurance that new financing along the lines detailed above will be available to it on commercially acceptable terms, if at all. Further, the Company has until the end of the Combination Period to consummate a Business Combination, but the Company cannot provide assurance that it will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate (see Note 10). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after the end of the Combination Period, nor do these financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Restatement of Previously Issued Financial Statements

On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share (the “Waiver”) of the deferred underwriting commissions (the “Deferred Commissions”), which were payable upon completion of an initial business combination and deposited into the trust account established in connection with the Company’s Initial Public Offering. In connection with this Waiver, the underwriter also agreed that (i) this Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial business combination.

Historically, the Company had recognized a liability upon closing of its Initial Public Offering in March 2021 for a portion of the Deferred Commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the Initial Public Offering. In its previously issued unaudited condensed financial statements as of and for the period ended September 30, 2022 (the “Quarterly Report”), the Company recognized the Waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the financial statements as of and for the period ended September 30, 2022 (the “Affected Period”) included in the Quarterly Report should no longer be relied upon and that it is appropriate to restate the financial statements included in the Quarterly Report. As such, the Company has decided to restate the financial statements included in the Quarterly Report in this Report.

Impact of the Restatement

The impact of the restatement on the statements of operations, statements of changes in shareholders’ deficit and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Statements of Operations:

	For the Three Months Ended September 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated

Loss from operations	$(180,405)	$-	$(180,405)
Gain from settlement of deferred underwriting commissions	2,616,250	(2,616,250)	-
Unrealized gain on investments held in Trust Account	745,227	-	745,227
Net income	$3,181,072	$(2,616,250)	$564,822

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	-	15,449,000
Basic and diluted net income per share, Class A ordinary share	$0.17	$(0.14)	$0.03
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	-	3,737,500
Basic and diluted net income per share, Class B ordinary share	$0.17	$(0.14)	$0.03

	For the Nine Months Ended September 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated

Loss from operations	$(737,938)	$-	$(737,938)
Gain from settlement of deferred underwriting commissions	2,616,250	(2,616,250)	-
Unrealized gain on investments held in Trust Account	895,570	-	895,570
Net income	$2,773,882	$(2,616,250)	$157,632

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	-	15,449,000
Basic and diluted net income per share, Class A ordinary share	$0.14	$(0.13)	$0.01
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	-	3,737,500
Basic and diluted net income per share, Class B ordinary share	$0.14	$(0.13)	$0.01

Statements of Changes in Shareholders’ Deficit

For the three months ended September 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit			Total Shareholder's Deficit
	Class A		Class B			As Previously Reported	Restatement Adjustment	As Restated
	Shares	Amount	Shares	Amount
Balance - June 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(10,805,600)	$-	$(10,805,600)	$(10,805,176)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(745,227)	2,616,250	1,871,023	1,871,023
Net income	-	-	-	-	-	3,181,072	(2,616,250)	564,822	564,822
Balance - September 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(8,369,755)	$-	$(8,369,755)	$(8,369,331)

For the nine months ended September 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit			Total Shareholder's Deficit
	Class A		Class B			As Previously Reported	Restatement Adjustment	As Restated
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$-	$(10,295,731)	$-	$(10,295,731)	$(10,295,307)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(847,906)	2,616,250	1,768,344	1,768,344
Net income	-	-	-	-	-	2,773,882	(2,616,250)	157,632	157,632
Balance - September 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(8,369,755)	$-	$(8,369,755)	$(8,369,331)

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Statements of Cash Flow

	For the Nine Months Ended September 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$2,773,882	$(2,616,250)	$157,632
Adjustments to reconcile net income to net cash used in operating activities:
Gain from settlement of deferred underwriting commissions	(2,616,250)	2,616,250	-
Unrealized gain on investments held in Trust Account	(895,570)	-	(895,570)
Changes in operating assets and liabilities	304,828	-	304,828
Net cash used in operating activities	(433,110)	-	(433,110)

Net cash used in financing activities	(45,000)	-	(45,000)

Net change in cash	(478,110)	-	(478,110)

Cash - beginning of the period	501,242	-	501,242
Cash - end of the period	$23,132	$-	$23,132

Supplemental disclosure of noncash investing and financing activities:
Extinguishment of deferred underwriting commissions allocated to public shares	$-	$2,616,250	$2,616,250

Note 3 - Summary of Significant Accounting Policies

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
Concentration of Cash Balances

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021, aside from the cash maintained in the Trust Account (see Note 9).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income and unrealized gain on investments held in Trust Account in the accompanying audited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of December 31, 2022 and 2021, the carrying values of cash, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
DECEMBER 31, 2022
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

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$859,540	$207,944	$(5,121,501)	$(1,440,371)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	12,909,438	3,630,651
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.40)	$(0.40)

Recent Accounting Pronouncements

The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 4 – Initial Public Offering

On March 2, 2021, the Company consummated its Initial Public Offering of 14,950,000 Public Shares, including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Note 5 – Related Party Transactions

Founder Shares

On January 4, 2021, the Sponsor paid $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 3,737,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). In February 2021, the Sponsor transferred an aggregate of 90,000 Founder Shares to the Company’s independent directors. The Sponsor agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. The underwriters fully exercised the over-allotment option on March 2, 2021; thus, these 487,500 Founder Shares were no longer subject to forfeiture.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

On November 7, 2022, the Company issued an unsecured convertible promissory note (the “First Convertible Promissory Note”) to the Sponsor, pursuant to which the Company borrowed $120,000 (the “First Convertible Working Capital Loan”) from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Working Capital Shares”) at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto. As of December 31, 2022, there was $120,000 of borrowings outstanding under the First Convertible Promissory Note.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $120,000 and $101,000 in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had $90,000 and $0, respectively, included in due to related party on the balance sheets.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares and Private Placement Shares, including Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination. During the year ended December 31, 2022, the Company derecognized approximately $2.6 million of the deferred underwriting commissions and recorded an adjustment to the carrying value of the shares of Class A ordinary shares subject to redemption.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy is not determinable as of the date of this report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this report.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2022 and 2021, there were 14,950,000 Class A ordinary shares subject to possible redemption.

The Public Shares issued in the Initial Public Offering in connection with the over-allotment exercise were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$149,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,734,896)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,734,896
Class A ordinary shares subject to possible redemption at December 31, 2021	149,500,000
Plus:
Waiver of deferred underwriting commissions	2,616,250
Less:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	(587,356)
Class A ordinary shares subject to possible redemption at December 31, 2022	$151,528,894

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 15,449,000 Class A ordinary shares issued and outstanding, of which 14,950,000 shares were subject to possible redemption and classified in temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 5).

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders at a general meeting of the Company. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 9 – Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$151,628,280	$-	$-
Cash equivalents – money market funds	614	-	-
	$151,628,894	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$149,545,514	$-	$-
Cash equivalents – money market funds	6,822	-	-
	$149,552,336	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the years ended December 31, 2022 and 2021. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

Note 10 - Subsequent Events

On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described below.

On February 28, 2023, following the date of the financial statements included in this Report, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024 (each, an “Additional Articles Extension Date”) or a total of up to thirty-six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). In connection with the initial three-month extension from the Original Termination Date to the Articles Extension Date the Sponsor made an initial deposit into the Trust Account of $420,000, in exchange for the Second Convertible Promissory Note (as defined below). In connection with any subsequent optional monthly extensions following the Articles Extension Date, the Sponsor is expected to make deposits of $140,000 per month into the Trust Account, as provided for in the amendment to the Amended and Restated Memorandum and Articles of Association that was adopted on February 28, 2023.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

As contemplated by the Amended and Restated Memorandum and Articles of Association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the Extension Amendment Proposal. On February 28, 2023, the Extension Amendment Proposal was adopted and 11,259,169 Public Shares were redeemed for an aggregate amount of $115,071,882.05. Following the adoption of the Extension Amendment Proposal, the Company has 3,690,831 Class A ordinary shares, including 3,690,831 Public Shares and 499,000 Private Placement Shares, and 3,737,500 Class B ordinary shares issued and outstanding. Following the approval of the Extension Amendment Proposal, the Class B ordinary shares held by the initial shareholders represent 47.1% of the issued and outstanding ordinary shares.

On February 28, 2023, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in connection with the Extension Amendment Proposal, pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination (the “Second Convertible Promissory Note”). Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. This working capital loan outstanding pursuant to the Second Convertible Promissory Note (the “Second Working Capital Loan”) will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto. As of the date of this Report, $600,000 was drawn under the Second Convertible Promissory Note.

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued, except for the events described above, and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.