Form 10-Q
period 2023-06-30
ARYA Sciences Acquisition Corp IV
filed 2023-08-11
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

As of August 11, 2023, 4,189,831 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP IV
Form 10-Q
For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARYA SCIENCES ACQUISITION CORP IV
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash	$18,033	$91,049
Prepaid expenses	264,004	55,400
Total current assets	282,037	146,449
Cash and investments held in Trust Account	38,706,222	151,628,894
Total Assets	$38,988,259	$151,775,343

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$79,609	$65,892
Accrued expenses	6,524,093	5,994,774
Due to related party	150,000	90,000
Convertible promissory note - related party	1,260,000	120,000
Total current liabilities	8,013,702	6,270,666
Deferred underwriting commissions	2,616,250	2,616,250
Total liabilities	10,629,952	8,886,916

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 3,690,831 and 14,950,000 shares subject to possible redemption at approximately $10.46 and $10.14 per share as of June 30, 2023 and December 31, 2022, respectively	38,606,222	151,528,894

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding (excluding 3,690,831 and 14,950,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	374	374
Additional paid-in capital	-	-
Accumulated deficit	(10,248,339)	(8,640,891)
Total shareholders’ deficit	(10,247,915)	(8,640,467)
Total Liabilities and Shareholders’ Deficit	$38,988,259	$151,775,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$78,851	$304,811	$1,047,448	$557,533
Loss from operations	(78,851)	(304,811)	(1,047,448)	(557,533)
Interest earned on cash and investments held in Trust Account	460,364	108,807	1,589,210	150,343
Net income (loss)	$381,513	$(196,004)	$541,762	$(407,190)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	3,690,831	15,449,000	7,485,358	15,449,000
Basic and diluted net income (loss) per share, Class A ordinary share	$0.05	$(0.01)	$0.05	$(0.02)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net income (loss) per share, Class B ordinary share	$0.05	$(0.01)	$0.05	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	499,000	$50	3,737,500	$374	$-	$(8,640,891)	$(8,640,467)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,548,845)	(1,548,845)
Net income	-	-	-	-	-	160,249	160,249
Balance - March 31, 2023 (unaudited)	499,000	50	3,737,500	374	-	(10,029,487)	(10,029,063)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(600,365)	(600,365)
Net income	-	-	-	-	-	381,513	381,513
Balance - June 30, 2023 (unaudited)	499,000	$50	3,737,500	$374	$-	$(10,248,339)	$(10,247,915)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$-	$(10,295,731)	$(10,295,307)
Net loss	-	-	-	-	-	(211,186)	(211,186)
Balance - March 31, 2022 (unaudited)	499,000	50	3,737,500	374	-	(10,506,917)	(10,506,493)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(102,679)	(102,679)
Net loss	-	-	-	-	-	(196,004)	(196,004)
Balance - June 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(10,805,600)	$(10,805,176)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$541,762	$(407,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,589,210)	(150,343)
Changes in operating assets and liabilities:
Prepaid expenses	(208,604)	122,397
Accounts payable	13,717	(106,005)
Accrued expenses	529,319	104,434
Due to related party	60,000	30,000
Net cash used in operating activities	(653,016)	(406,707)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(560,000)	—
Cash Withdrawn from Trust Account for Redemption	115,071,882	—
Net cash provided by financing activities	114,511,882	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	1,140,000	—
Redemption of Class A ordinary shares	(115,071,882)	—
Offering costs paid	-	(45,000)
Net cash used in financing activities	(113,931,882)	(45,000)

Net change in cash	(73,016)	(451,707)
Cash - beginning of the period	91,049	501,242
Cash - end of the period	$18,033	$49,535

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

All activity for the period from August 24, 2020 (inception) through June 30, 2023 was related to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments or cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On February 28, 2023, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024 or a total of up to thirty-six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). In connection with the initial three-month extension from the Original Termination Date to the Articles Extension Date the Sponsor made an initial deposit into the Trust Account of $420,000, in exchange for the Second Convertible Promissory Note (as defined below). In connection with any subsequent optional monthly extensions following the Articles Extension Date, the Sponsor is expected to make deposits of $140,000 per month into the Trust Account, as provided for in the amendment to the Amended and Restated Memorandum and Articles of Association that was adopted on February 28, 2023.

On June 2, 2023, the Company approved the first one-month extension of the time period during which it may consummate an initial business combination (such time period, the “Business Combination Period”). In connection with this extension of the Business Combination Period to July 2, 2023, the Company drew an aggregate of $140,000 (the “First Extension Funds”) from the Second Convertible Promissory Note. As provided for in the Amended and Restated Memorandum and Articles of Association, the Company deposited the First Extension Funds into the Trust Account. Also see Note 9 - Subsequent Events for additional information on subsequent extensions of the Business Combination Period.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As contemplated by the Amended and Restated Memorandum and Articles of Association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the Extension Amendment Proposal. On February 28, 2023, the Extension Amendment Proposal was adopted and 11,259,169 Public Shares were redeemed for an aggregate amount of $115,071,882. Following the adoption of the Extension Amendment Proposal, the Company has 4,189,831 Class A ordinary shares, including 3,690,831 Public Shares and 499,000 Private Placement Shares, and 3,737,500 Class B ordinary shares issued and outstanding. Following the approval of the Extension Amendment Proposal, the Class B ordinary shares held by the initial shareholders represent 47.1% of the issued and outstanding ordinary shares.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Going Concern

As of June 30, 2023, the Company had approximately $18,033 in its operating bank account and working capital deficit of approximately $7.7 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 5), the proceeds from the consummation of the Private Placement not held in the Trust Account, the First Convertible Promissory Note and the Second Convertible Promissory Note. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023 and December 31, 2022, there was $1,260,000 and $120,000 of borrowings outstanding under the First Convertible Promissory Note and the Second Convertible Promissory Note (see Note 5 for additional information).

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023. As of December 31, 2022, the Company had no cash equivalents, aside from the cash maintained in the Trust Account (see Note 9).

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

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

As of June 30, 2023 and December 31, 2022, the carrying values of cash, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account were comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account was determined using quoted prices in active markets. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described above (see Note 1).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 3,690,831 and 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$189,558	$191,955	$(157,823)	$(38,181)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,690,831	3,737,500	15,449,000	3,737,500

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$361,341	$180,421	$(327,870)	$(79,320)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,485,358	3,737,500	15,449,000	3,737,500

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.02)	$(0.02)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

On November 7, 2022, the Company issued an unsecured convertible promissory note (the “First Convertible Promissory Note”) to the Sponsor, pursuant to which the Company borrowed $120,000 (the “First Convertible Working Capital Loan”) from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Working Capital Shares”) at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto. As of June 30, 2023 and December 31, 2022, there was $120,000 and $120,000 of borrowings outstanding under the First Convertible Promissory Note.

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

On April 18, 2023 and June 2, 2023, the Company withdrew an additional $400,000 and $140,000 respectively from the Second Convertible Promissory Note (see Note 5). As of June 30, 2023 and December 31, 2022, $1,140,000 and $0, respectively, was drawn under the Second Convertible Promissory Note.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended June 30, 2023 and 2022, respectively. The Company incurred approximately $60,000 and $60,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $150,000 and $90,000, respectively, included in due to related party on the condensed balance sheets.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2023 and December 31, 2022, there were 3,690,831 and 14,950,000 Class A ordinary shares subject to possible redemption.

The Public Shares issued in the Initial Public Offering in connection with the over-allotment exercise were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$149,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,734,896)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,147,540
Plus:
Waiver of deferred underwriting commissions	2,616,250
Class A ordinary shares subject to possible redemption at December 31, 2022	151,528,894
Less:
Redemption of Class A ordinary shares	(115,071,882)
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	2,149,210
Class A ordinary shares subject to possible redemption at June 30, 2023	$38,606,222

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,189,831 and 15,449,000 Class A ordinary shares issued and outstanding, of which 3,690,831 and 14,950,000 shares, respectively, were subject to possible redemption and classified in temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 4).

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

Note 8 – Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Cash held in Trust Account	$38,706,222	$-	$-
	$38,706,222	$-	$-

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$151,628,280	$-	$-
Cash equivalents – money market funds	614	-	-
	$151,628,894	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2023 and the year ended December 31, 2022. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described above (see Note 1).

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
  Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued, and has concluded that all such events, other than below, would require recognition or disclosure have been recognized or disclosed.

On July 2, 2023, the Company approved the second one-month extension of the Business Combination Period. In connection with this extension of the Business Combination Period to August 2, 2023, the Company drew an aggregate of $140,000 from the Second Convertible Promissory Note and deposited such funds into the Trust Account.

On August 2, 2023, the Company approved the third one-month extension of the Business Combination Period. In connection with this extension of the Business Combination Period to September 2, 2023, the Company drew an aggregate of $140,000 from the Second Convertible Promissory Note and deposited such funds into the Trust Account.

As previously disclosed, the Second Convertible Promissory Note allows the Company to use the funds drawn under the Second Convertible Promissory Note for general corporate purposes and the funding of the deposits into the Trust Account that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association in connection with the optional extensions that may be requested by the Sponsor. Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note are convertible at the option of the Sponsor into the Working Capital Shares at a conversion price equal to $10.00 per Working Capital Share. The Working Capital Shares shall be identical to the private placement shares held by the Sponsor. Any loans under the Second Convertible Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of any business combination. The maturity date of any loans under the Second Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined in the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the private placement shares held by the Sponsor, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto. Following the extensions of the Business Combination Period approved on July 2, 2023 and August 2, 2023, $1,420,000 were drawn under the Second Convertible Promissory Note.

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

On February 28, 2023, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its amended and restated memorandum and articles of association to extend the Termination Date from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024 or a total of up to thirty-six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). In connection with the initial three-month extension from the Original Termination Date to the Articles Extension Date the Sponsor made an initial deposit into the Trust Account of $420,000, in exchange for the Second Convertible Promissory Note (as defined below). In connection with any subsequent optional monthly extensions following the Articles Extension Date, the Sponsor is expected to make deposits of $140,000 per month into the Trust Account, as provided for in the amendment to the amended and restated memorandum and articles of association that was adopted on February 28, 2023.

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

On April 18, 2023 and June 2, 2023, the Company withdrew an additional $400,000 and $140,000 respectively from the Second Convertible Promissory Note. As of June 30, 2023 and December 31, 2022, $1,140,000 and $0, respectively, was drawn under the Second Convertible Promissory Note.

Subsequently, on July 2, 2023, the Company approved the second one-month extension of the Business Combination Period. In connection with this extension of the Business Combination Period to August 2, 2023, the Company drew an aggregate of $140,000 from the Second Convertible Promissory Note and deposited such funds into the Trust Account. Further, on August 2, 2023, the Company approved the third one-month extension of the Business Combination Period. In connection with this extension of the Business Combination Period to September 2, 2023, the Company drew an aggregate of $140,000 from the Second Convertible Promissory Note and deposited such funds into the Trust Account. Following the extensions of the Business Combination Period approved on July 2, 2023 and August 2, 2023, $1,420,000 were drawn under the Second Convertible Promissory Note.

Results of Operations

Our entire activity since inception up to June 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had net income of approximately $382,000, which consisted of approximately $460,000 in interest income on dividends and interest held in Trust Account, which were partially offset by approximately $79,000 general and administrative expenses.

For the six months ended June 30, 2023, we had net income of approximately $542,000, which consisted of approximately $1.6 million in interest income on dividends and interest held in Trust Account, which were partially offset by approximately $1.0 million general and administrative expenses.

For the three months ended June 30, 2022, we had a net loss of approximately $196,000, which consisted of approximately $305,000 general and administrative expenses, partially offset by approximately $109,000 in interest income on marketable securities, dividends and interest held in Trust Account.

For the six months ended June 30, 2022, we had a net loss of approximately $407,000, which consisted of approximately $557,000 general and administrative expenses, partially offset by approximately $150,000 in interest income on marketable securities, dividends and interest held in Trust Account.

Going Concern

As of June 30, 2023, we had approximately $18,000 in our operating bank account and working capital deficit of approximately $7.7 million.

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

As of June 30, 2023 and December 31, 2022, there was $1,260,000 and $120,000 of borrowings outstanding under the First Convertible Promissory Note and the Second Convertible Promissory Note.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and our liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We incurred approximately $60,000 and $60,000 in general and administrative expenses in the accompanying statements of operations for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $150,000 and $90,000, respectively, included in due to related party on the condensed balance sheets.

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

On February 28, 2023, the Company issued the Second Convertible Promissory Note to the Sponsor in connection with the adoption of the Extension Amendment Proposal and pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. This Second Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto. As of June 30, 2023, $1,140,000 was drawn under the Second Convertible Promissory Note.

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

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 3,690,831 and 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because we identified a material weakness in our internal control over financial reporting in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation in connection with the Waiver was not effectively designed or maintained. Historically, the Company had recognized a liability upon closing of its Initial Public Offering in March 2021 for a portion of the deferred underwriting commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the Initial Public Offering. In its previously issued unaudited condensed financial statements as of and for the period ended September 30, 2022, the Company recognized the Waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit.

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

On February 28, 2023, the Company issued the Second Convertible Promissory Note to the Sponsor in connection with the adoption of the Extension Amendment Proposal and pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. This Second Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto. As of June 30, 2023, $1,140,000 was drawn under the Second Convertible Promissory Note.

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

Dated: August 11, 2023	ARYA SCIENCES ACQUISITION CORP IV

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer