Form 10-Q
period 2023-09-30
ARYA Sciences Acquisition Corp IV
filed 2023-11-09
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of November 9, 2023, 4,189,831 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP IV
Form 10-Q
For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARYA SCIENCES ACQUISITION CORP IV
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
Assets	(Unaudited)
Current assets:
Cash	$13,808	$91,049
Prepaid expenses	157,617	55,400
Total current assets	171,425	146,449
Cash and investments held in Trust Account	39,630,822	151,628,894
Total Assets	$39,802,247	$151,775,343

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$89,310	$65,892
Accrued expenses	7,308,452	5,994,774
Due to related party	180,000	90,000
Convertible promissory note - related party	1,705,000	120,000
Total current liabilities	9,282,762	6,270,666
Deferred underwriting commissions	2,616,250	2,616,250
Total liabilities	11,899,012	8,886,916

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 3,690,831 and 14,950,000 shares subject to possible redemption at approximately $10.71 and $10.14 per share as of September 30, 2023 and December 31, 2022, respectively	39,530,822	151,528,894

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding (excluding 3,690,831 and 14,950,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	374	374
Additional paid-in capital	—	—
Accumulated deficit	(11,628,011)	(8,640,891)
Total shareholders’ deficit	(11,627,587)	(8,640,467)
Total Liabilities and Shareholders’ Deficit	$39,802,247	$151,775,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$959,673	$180,405	$2,007,121	$737,938
Loss from operations	(959,673)	(180,405)	(2,007,121)	(737,938)
Interest earned on cash and investments held in Trust Account	504,601	—	2,093,811	—
Unrealized gain on investments held in Trust Account	—	745,227	—	895,570
Net (loss) income	$(455,072)	$564,822	$86,690	$157,632

Basic and diluted weighted average shares outstanding of Class A ordinary shares	3,690,831	15,449,000	6,206,616	15,449,000
Basic and diluted net (loss) income per share, Class A ordinary share	$(0.06)	$0.03	$0.01	$0.01
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,737,500	3,737,500	3,737,500
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.06)	$0.03	$0.01	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	499,000	$50	3,737,500	$374	$—	$(8,640,891)	$(8,640,467)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,548,845)	(1,548,845)
Net income	—	—	—	—	—	160,249	160,249
Balance – March 31, 2023 (unaudited)	499,000	50	3,737,500	374	—	(10,029,487)	(10,029,063)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(600,365)	(600,365)
Net income	—	—	—	—	—	381,513	381,513
Balance – June 30, 2023 (unaudited)	499,000	50	3,737,500	374	—	(10,248,339)	(10,247,915)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(924,600)	(924,600)
Net loss	—	—	—	—	—	(455,072)	(455,072)
Balance – September 30, 2023 (unaudited)	499,000	$50	3,737,500	$374	$—	$(11,628,011)	$(11,627,587)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$—	$(10,295,731)	$(10,295,307)
Net loss	—	—	—	—	—	(211,186)	(211,186)
Balance – March 31, 2022 (unaudited)	499,000	50	3,737,500	374	—	(10,506,917)	(10,506,493)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(102,679)	(102,679)
Net loss	—	—	—	—	—	(196,004)	(196,004)
Balance – June 30, 2022 (unaudited)	499,000	50	3,737,500	374	—	(10,805,600)	(10,805,176)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	1,871,023	1,871,023
Net income	—	—	—	—	—	564,822	564,822
Balance – September 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$—	$(8,369,755)	$(8,369,331)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$86,690	$157,632
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(2,093,811)	—
Unrealized gain on investments held in Trust Account		(895,570)
Changes in operating assets and liabilities:
Prepaid expenses	(102,217)	217,897
Accounts payable	23,418	(106,005)
Accrued expenses	1,313,679	132,936
Due to related party	90,000	60,000
Net cash used in operating activities	(682,241)	(433,110)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(980,000)	—
Cash withdrawn from Trust Account for redemption	115,071,882	—
Net cash provided by financing activities	114,091,882	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	1,585,000	—
Redemption of Class A ordinary shares	(115,071,882)	—
Offering costs paid	—	(45,000)
Net cash used in financing activities	(113,486,882)	(45,000)

Net change in cash	(77,241)	(478,110)
Cash - beginning of the period	91,049	501,242
Cash - end of the period	$13,808	$23,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

All activity for the period from August 24, 2020 (inception) through September 30, 2023 was related to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments or cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described below. For more information on the partial liquidation of the Trust Account in connection with the adoption of the Extension Amendment Proposal and the related redemption of Class A ordinary shares, see below.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering and subsequently amended in connection with the adoption of Extension Amendment Proposal described below (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares they hold in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

On February 28, 2023, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024 or a total of up to thirty-six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension Amendment Proposal”). In connection with the initial three-month extension from the Original Termination Date to the Articles Extension Date the Sponsor made an initial deposit into the Trust Account of $420,000 in exchange for the Second Convertible Promissory Note (as defined below). In connection with any subsequent optional monthly extensions following the Articles Extension Date, the Sponsor is expected to make deposits of $140,000 per month into the Trust Account, as provided for in the amendment to the Amended and Restated Memorandum and Articles of Association that was adopted on February 28, 2023.

The Company approved one-month extensions on June 2, 2023, July 2, 2023, August 2, 2023, September 2, 2023, October 2, 2023 and November 2, 2023 (the “Extensions”). Pursuant to such extensions, the Company has until December 2, 2023 to consummate an initial Business Combination (such time period, the “Business Combination Period”). In connection with the extensions on June 2, 2023, July 2, 2023, August 2, 2023, and September 2, 2023, the Company drew an aggregate amount of $560,000 (the “Extension Funds”) from the Second Convertible Promissory Note in the principal amount of up to $1,680,000. In connection with the extensions on October 2, 2023 and November 2, 2023, the Company drew an aggregate amount of $280,000 from the Third Promissory Note (as defined below). The Company drew additional funds under the Second Convertible Promissory Note and the Third Promissory Note in view of funding the Company’s ongoing working capital (for more information see Note 4).

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
Going Concern

As of September 30, 2023, the Company had $13,808 in its operating bank account and working capital deficit of approximately $9.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), the proceeds from the consummation of the Private Placement not held in the Trust Account, the First Convertible Promissory Note and the Second Convertible Promissory Note. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2023 and December 31, 2022, there were $1,705,000 and $120,000 of borrowings outstanding under the First Convertible Promissory Note and the Second Convertible Promissory Note (see Note 4 for additional information).

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The Company’s business of pursuing and consummating an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, export controls, tariffs, trade wars, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine or the conflict in Israel and Palestine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may materially impact the Company’s business and its ability to complete an initial Business Combination.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

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
SEPTEMBER 30, 2023
Concentration of Cash Balances

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023. As of December 31, 2022, the Company had no cash equivalents, aside from the cash maintained in the Trust Account (see Note 8).

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

Trust Account

Initially, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income and unrealized gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described above (see Note 1).

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of September 30, 2023 and December 31, 2022, the carrying values of cash, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account were comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and were recognized at fair value. The fair value of investments held in Trust Account was determined using quoted prices in active markets. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described above (see Note 1).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 3,690,831 and 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with the Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net (Loss) Income per Ordinary Share

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(226,106)	$(228,966)	$454,796	$110,026

Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,690,831	3,737,500	15,449,000	3,737,500

Basic and diluted net (loss) income per ordinary share	$(0.06)	$(0.06)	$0.03	$0.03

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$54,108	$32,582	$126,926	$30,706

Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,206,616	3,737,500	15,449,000	3,737,500

Basic and diluted net income per ordinary share	$0.01	$0.01	$0.01	$0.01

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
SEPTEMBER 30, 2023
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

On November 7, 2022, the Company issued an unsecured convertible promissory note (the “First Convertible Promissory Note”) to the Sponsor, pursuant to which the Company borrowed $120,000 (the “First Convertible Working Capital Loan”) from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Working Capital Shares”) at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Registration and Shareholders Rights Agreement”). Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Letter Agreement”). As of September 30, 2023 and December 31, 2022, there was $120,000 and $120,000 of borrowings outstanding under the First Convertible Promissory Note, respectively.

On February 28, 2023, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in connection with the Extension Amendment Proposal, pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination (the “Second Convertible Promissory Note”). Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. This working capital loan outstanding pursuant to the Second Convertible Promissory Note (the “Second Working Capital Loan”) will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant the  Registration and Shareholders Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement.

On April 18, 2023, June 2, 2023, July 6, 2023, August 2, 2023 and September 5, 2023, the Company withdrew an additional $400,000, $140,000, $140,000, $140,000 and $165,000, respectively, from the Second Convertible Promissory Note (see Note 1). As of September 30, 2023 and December 31, 2022, $1,585,000 and $0, respectively, was drawn under the Second Convertible Promissory Note. On September 2, 2023, the Company approved the fourth one-month extension of the Business Combination Period to October 2, 2023.

On September 27, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Third Promissory Note”), pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the deposits required to be made into the Company’s trust account in connection with the monthly extensions of the time period during which the Company may consummate a business combination in accordance with the Company’s amended and restated memorandum and articles of association, as amended during the shareholder meeting on February 28, 2023. This working capital loan outstanding pursuant to the Third Promissory Note (the “Third Working Capital Loan”) will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default. On October 2, 2023 and November 2, 2023, the Company approved the fifth and sixth one-month extension of the Business Combination Period, respectively. In connection with such extensions of the Business Combination Period to December 2, 2023, the Company drew an aggregate amount of $280,000 from the Third Promissory Note. As provided for in the Company’s amended and restated memorandum and articles of association, the Company deposited the extension funds into the trust account that was established by the Company in connection with its Initial Public Offering. The Company also drew $25,000 under the Third Promissory Note for working capital purposes. As of the filing date, $305,000 was drawn under the Third Promissory Note.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2023 and 2022, respectively. The Company incurred approximately $90,000 and $90,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had $180,000 and $90,000, respectively, included in due to related party on the condensed balance sheets.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares and Private Placement Shares, including Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to the Registration and Shareholders Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the Registration and Shareholders Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2023 and December 31, 2022, there were 3,690,831 and 14,950,000 Class A ordinary shares subject to possible redemption.

The Public Shares issued in the Initial Public Offering in connection with the over-allotment exercise were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$149,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,734,896)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,147,540
Plus:
Waiver of deferred underwriting commissions	2,616,250
Class A ordinary shares subject to possible redemption at December 31, 2022	151,528,894
Less:
Redemption of Class A ordinary shares	(115,071,882)
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	3,073,810
Class A ordinary shares subject to possible redemption at September 30, 2023	$39,530,822

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 4,189,831 and 15,449,000 Class A ordinary shares issued and outstanding, of which 3,690,831 and 14,950,000 shares, respectively, were subject to possible redemption and classified in temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 4).

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders at a general meeting of the Company. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares) upon the consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Note 8 – Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Cash held in Trust Account	$39,630,822	$—	$—
	$39,630,822	$—	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$151,628,280	$—	$—
Cash equivalents – money market funds	614	—	—
	$151,628,894	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2023 and the year ended December 31, 2022. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described above (see Note 1).

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023
  Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued and has concluded that all such events, other than below, that would require recognition or disclosure have been recognized or disclosed.

On October 2, 2023 and November 2, 2023, the Company approved the fifth and sixth one-month extension of the Business Combination Period, respectively. Pursuant to such extensions, the Company has until December 2, 2023 to consummate an initial Business Combination. In connection with such extensions, the Company drew $280,000 from the Third Promissory Note. As provided for in the Company’s amended and restated memorandum and articles of association, the Company deposited these Extension Funds into the Trust Account that was established by the Company in connection with its initial public offering. On November 2, 2023, the Company drew an additional amount $25,000 from the Third Promissory Note to fund the Company’s future working capital needs. As of filing date, $305,000 was drawn under the Third Promissory Note.

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
•
our potential ability to obtain additional financing to complete our initial Business Combination or reimburse any loans ARYA Sciences Holdings IV (the “Sponsor”) may loan to the Company (the “Working Capital Loans”), including the unsecured convertible promissory note to the Sponsor, pursuant to which the Company borrowed $120,000 (the “First Convertible Working Capital Loan”), the unsecured convertible promissory note to the Sponsor, pursuant to which the Company may borrow up to $1,680,000 (the “Second Convertible Working Capital Loan” and together with the First Convertible Working Capital Loan, the “Convertible Working Capital Loans”) and the unsecured promissory note to the Sponsor pursuant to which the Company may borrow up to $900,000 (the “Third Working Capital Loan”);

•	our pool of prospective target businesses;
•
our ability to consummate an initial Business Combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the ongoing COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war or terrorism (such as the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022 or the conflict in Israel and Palestine);

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

In connection with the adoption of the Extension Amendment Proposal, the Company issued a non-interest bearing, unsecured convertible promissory note to our sponsor in connection with the Extension Amendment Proposal, pursuant to which the Company may borrow up to $1,680,000 from our sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of our sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination (the “Second Convertible Promissory Note”). Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of our sponsor into Working Capital Shares. This working capital loan outstanding pursuant to the Second Convertible Promissory Note (the “Second Working Capital Loan”) will not bear any interest, and will be repayable by the Company to our Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholders Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Registration and Shareholders Rights Agreement”). Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Letter Agreement”).

On April 18, 2023, June 2, 2023, July 6, 2023, August 2, 2023 and September 5, 2023, the Company withdrew an additional $400,000, $140,000, $140,000, $140,000 and $165,000 respectively from the Second Convertible Promissory Note (see Note 4). As of September 30, 2023 and December 31, 2022, $1,585,000 and $0, respectively, was drawn under the Second Convertible Promissory Note.

Subsequently, on October 2, 2023 and November 2, 2023, the Company approved the fifth and sixth one-month extension of the Business Combination Period, respectively. Pursuant to such extensions, the Company has until December 2, 2023 to consummate a Business Combination. In connection with such extensions, the Company drew $280,000 from the Third Promissory Note. As provided for in the Company’s amended and restated memorandum and articles of association, the Company deposited these Extension Funds into the trust account that was established by the Company in connection with its initial public offering. On November 2, 2023, the Company drew an additional amount $25,000 from the Third Promissory Note to fund the Company’s future working capital needs. As of filing date, $305,000 was drawn under the Third Promissory Note.

Results of Operations

Our entire activity since inception up to September 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had net loss of approximately $455,000, which consisted of approximately $505,000 in interest income on dividends and interest held in Trust Account, which were partially offset by approximately $960,000 general and administrative expenses.

For the three months ended September 30, 2022, we had net income of approximately $565,000, which consisted of approximately $745,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account, which were partially offset by approximately $180,000 general and administrative expenses.

For the nine months ended September 30, 2023, we had net income of approximately $87,000, which consisted of approximately $2.1 million in interest income on dividends and interest held in Trust Account, which were partially offset by approximately $2.0 million general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $158,000, which consisted of approximately $896,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account, which were partially offset by approximately $738,000 general and administrative expenses.

Going Concern

As of September 30, 2023, we had $13,808 in our operating bank account and working capital deficit of approximately $9.1 million.

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

As of September 30, 2023 and December 31, 2022, there was $1,705,000 and $120,000 of borrowings outstanding under the First Convertible Promissory Note and the Second Convertible Promissory Note. On November 2, 2023, the Company drew an additional amount $25,000 from the Third Promissory Note to fund the Company’s future working capital needs.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The Company’s business of pursuing and consummating an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, export controls, tariffs, trade wars, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine or the conflict in Israel and Palestine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may materially impact the Company’s business and its ability to complete an initial Business Combination.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and our liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying statements of operations for the three months ended September 30, 2023 and 2022, respectively. We incurred approximately $90,000 and $90,000 in general and administrative expenses in the accompanying statements of operations for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had $180,000 and $90,000, respectively, included in due to related party on the condensed balance sheets.

Registration Rights

The holders of Founder Shares, Private Placement Shares and Private Placement Shares or Working Capital Shares that may be issued upon conversion of Working Capital Loans, including the Convertible Working Capital Loans, are entitled to registration rights pursuant to the Registration and Shareholders Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of a Business Combination. However, the Registration and Shareholders Rights Agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement our initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Related Party Loan

On November 7, 2022, the Company issued the First Convertible Promissory Note to the Sponsor, pursuant to which the Company borrowed $120,000 from the Sponsor for general corporate purposes. Such First Working Capital Loan may, at the Sponsor’s discretion, be converted into Working Capital Shares at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Company and one or more businesses. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement.

On February 28, 2023, the Company issued the Second Convertible Promissory Note to the Sponsor in connection with the adoption of the Extension Amendment Proposal and pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. This Second Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As of September 30, 2023, $1,585,000 was drawn under the Second Convertible Promissory Note.

On September 27, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Third Promissory Note”), pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the deposits required to be made into the Company’s trust account in connection with the monthly extensions of the time period during which the Company may consummate a business combination in accordance with the Company’s amended and restated memorandum and articles of association, as amended during the shareholder meeting on February 28, 2023. The Third Working Capital Loans will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default. on October 2, 2023 and November 2, 2023, the Company approved the fifth and sixth one-month extension of the Business Combination Period, respectively. Pursuant to such extensions, the Company has until December 2, 2023 to consummate a Business Combination. In connection with such extensions, the Company drew $280,000 from the Third Promissory Note. As provided for in the Company’s amended and restated memorandum and articles of association, the Company deposited these Extension Funds into the trust account that was established by the Company in connection with its initial public offering. On November 2, 2023, the Company drew an additional amount $25,000 from the Third Promissory Note to fund the Company’s future working capital needs. As of filing date, $305,000 was drawn under the Third Promissory Note.

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

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 3,690,831 and 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because we identified a material weakness in our internal control over financial reporting in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation in connection with the Waiver was not effectively designed or maintained. Historically, the Company had recognized a liability upon closing of its Initial Public Offering in March 2021 for a portion of the deferred underwriting commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the Initial Public Offering. In its previously issued unaudited condensed financial statements as of and for the period ended September 30, 2022, the Company recognized the Waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit.

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

On February 28, 2023, the Company issued the Second Convertible Promissory Note to the Sponsor in connection with the adoption of the Extension Amendment Proposal and pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. This Second Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholders Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As of September 30, 2023, $1,585,000 was drawn under the Second Convertible Promissory Note.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this report.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(2)
4.1	Specimen Ordinary Share Certificate.(3)
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement, dated March 2, 2021, among the Company, the Sponsor and certain other equityholders named therein.(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and the Sponsor.(1)
10.6	Form of Indemnity Agreement.(3)
10.7	Convertible Promissory Note, dated November 7, 2022, and issued to ARYA Sciences Holdings IV. (4)
10.8	Convertible Promissory Note, dated February 28, 2023, and issued to ARYA Sciences Holdings IV.(2)
10.9	Promissory Note, dated September 27, 2023 and issued to ARYA Sciences Holdings IV (5)
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2023.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on February 19, 2021.
(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 27, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 9, 2023	ARYA SCIENCES ACQUISITION CORP IV

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer