Form 10-K
period 2023-12-31
ARYA Sciences Acquisition Corp IV
filed 2024-03-29
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

The aggregate market value of the outstanding Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”), other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2023, as reported on the Nasdaq Capital Market (“Nasdaq”), was $34,716,168.32 (based on the Nasdaq closing sales price of the Class A ordinary shares on June 30, 2023 of $10.52).

As of March 28, 2024, 3,799,016 Class A ordinary shares, par value $0.0001, and 3,737,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Report”), or the context otherwise requires, references to:

•	“Adagio” are to Adagio Medical, Inc., a Delaware corporation;

•
“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, as amended on February 27, 2024 in connection with the extraordinary general meeting of shareholders to extend the date by which the Company has to consummate an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

•
“Business Combination Agreement” are to the Business Combination Agreement entered into by the company, Aja Holco, Inc., Aja Merger Sub 1, Aja Merger Sub 2 and Adagio, as may be amended, supplemented or otherwise modified from time to time;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our,” “ARYA” or “our company” are to ARYA Sciences Acquisition Corp IV, a Cayman Islands exempted company;

•	“founders” are to Joseph Edelman, Adam Stone, Michael Altman and Konstantin Poukalov, senior executives of Perceptive Advisors;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our Business Combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our Initial Public Offering;

•	“Initial Public Offering” refers to our initial public offering for our Class A ordinary shares;

•	“ListCo” are to Aja Holdco, Inc., a Delaware corporation, prior to the consummation of the Proposed Adagio Business Combination;

•	“management” or “our management team” are to our executive officers and directors (including our directors who became directors at the consummation of our Initial Public Offering);

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“New Adagio” are to ListCo after giving effect to the consummation of the transactions contemplated by the Business Combination Agreement;

•	“Perceptive Advisors” are to Perceptive Advisors, LLC, an affiliate of our sponsor;

•
“Private Placement Shares” are to the Class A ordinary shares issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering (which private placement shares are identical to the shares sold in our Initial Public Offering, subject to certain limited exceptions, as described herein) and upon conversion of working capital loans;

•	“Proposed Adagio Business Combination” are to the proposed Business Combination with Adagio;

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“public shares” are to our Class A ordinary shares in our Initial Public Offering (whether they are purchased in our Initial Public Offering or thereafter in the open market); and

•	“Sponsor” are to ARYA Sciences Holdings IV, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTOR SUMMARY

This Report contains “forward-looking statements.” Forward-looking statements provide the respective current expectations or forecasts of future events of ARYA. Forward-looking statements include statements about ARYA’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. For example, forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes , beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or similar words or phrases, or the negative of those words or phrases may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements appear in a number of places in this Report including, without limitation, in the sections titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1. Business.” The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•
our ability to complete the Proposed Adagio Business Combination or, if the Proposed Adagio Business Combination is not consummated, any other Business Combination prior to our expiration date on April 2, 2024 (as may be extended pursuant to the amended and restated memorandum and articles of association);

•
the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against ARYA and Adagio following the announcement of the Business Combination Agreement and the transactions contemplated therein, that could give rise to the termination of the Business Combination Agreement;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of negotiations and any subsequent definitive agreements with respect to the Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following a Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a Business Combination;

•
our potential ability to obtain additional financing to complete our Business Combination or reimburse any working capital loans, including the First Convertible Promissory Note (as defined below), the Second Convertible Promissory Note (as defined below), the Third Promissory Note (as defined below) and the Fourth Promissory Note (as defined below);

•	our pool of prospective target businesses;

•
our ability to consummate a Business Combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the long-term effects of the COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war or terrorism (such as the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022 or the conflict in Israel and Palestine);

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our ability to obtain additional financing to complete the Proposed Adagio Business Combination;

•	our public share’s potential liquidity and trading;

•
our ability to meet stock exchange listing standards prior to or following the consummation of the Business Combination, to regain compliance with any stock exchange listing standards prior to the consummation of the Business Combination, and to remain listed on the Nasdaq Capital Market prior to the consummation of our Business Combination;

•
the use of proceeds not held in the Trust Account that was established in connection with ARYA’s Initial Public Offering (the “Trust Account”) or available to us from interest income on the Trust Account balance;

•	our ability to continue as a going concern;

•	our ability to recognize the anticipated benefits of the Proposed Adagio Business Combination;

•	costs related to the Proposed Adagio Business Combination;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance following our Initial Public Offering;

•	the amount of redemptions by our public shareholders in connection with the Proposed Adagio Business Combination;

•	the use of funds not held in the Trust Account or available to us from interest income on the Trust Account balance; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in “Risk Factors” in this Report. Accordingly, you should not rely on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events.

In addition, statements that “we believe” and similar statements reflect ARYA’s beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have respectively conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements.

Although we believe the expectations reflected in the forward-looking statements were reasonable at the time made, they cannot guarantee future results, level of activity, performance or achievements. Moreover, neither ARYA nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should carefully consider the cautionary statements contained or referred to in this section in connection with the forward-looking statements contained in this Report that may be issued by ARYA or persons acting on its behalf.

v

PART I

Item 1.	Business

Summary

We are a blank check company incorporated in August 24, 2020 as a Cayman Islands exempted company formed for the purpose of effecting a Business Combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our Business Combination. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering as well as the search for a prospective Business Combination.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on the healthcare or healthcare-related industries. In particular, we are targeting North American or European companies in the life sciences and medical technology sectors where our management has extensive investment experience. We may pursue a transaction in which our shareholders immediately prior to the completion of our Business Combination would collectively own a minority interest in the post-Business Combination company.

Our Founders

Our sponsor is an affiliate of Perceptive Advisors, a leading life sciences focused investment firm with over $7.8 billion of regulatory assets under management as of December 31, 2023. Since its launch in 1999, Perceptive Advisors has focused exclusively on the healthcare industry. Our founders are the founder and management of Perceptive Advisors. Joseph Edelman, our Chairman, founded Perceptive Advisors in 1999. Adam Stone, our Chief Executive Officer, is the Chief Investment Officer of Perceptive Advisors, Michael Altman, our Chief Financial Officer, is a Managing Director at Perceptive Advisors and Konstantin Poukalov, our Chief Business Officer, is a Managing Director at Perceptive Advisors. Perceptive Advisors’ investment activity is focused on identifying both private and public companies in the life sciences and medical technology sectors and has investments in 210 companies as of December 31, 2023. The team at Perceptive Advisors consists of trained scientists, physicians and financial analysts who are passionately committed to identifying innovation that can drive critical change to current treatment paradigms. Perceptive Advisors invests across the capital structure and throughout a company’s growth cycle which provides access to a broad universe of management teams and companies seeking flexible capital solutions. Perceptive Advisors is also an active investor in pre-IPO financing rounds known as “crossovers.” Perceptive Advisors has invested in over 130 private companies since 2013 and in 2023 met with over 200 private companies in evaluation of private growth financing rounds, crossovers, and pre-IPO analysis.

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

Additionally, in October 2020, ARYA Sciences Acquisition Corp II consummated its initial business combination with Cerevel Therapeutics. The common stock of the combined company, Cerevel Therapeutics Holdings, Inc. (“Cerevel”), is traded on Nasdaq under the symbol “CERE.” On December 6, 2023, Cerevel entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AbbVie Inc., a Delaware corporation (“Parent”), Symphony Harlan LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Intermediate Holdco”), and Symphony Harlan Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Intermediate Holdco (“Merger Sub”), pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into Cerevel, with Cerevel surviving as a wholly owned subsidiary of Parent. This transaction is expected to close in the middle of 2024, subject to Cerevel shareholder approval, regulatory approvals, and other customary closing conditions.

In June 2021, ARYA Sciences Acquisition Corp III consummated its initial business combination with Nautilus Biotechnology, Inc. (“Nautilus”). The common stock of the combined company trades on Nasdaq under the symbol “NAUT.” Michael Altman continues to serve on the board of directors of Nautilus.

In February 2021, our management team founded ARYA Sciences Acquisition Corp V, which was formed for substantially similar purposes as our company. In July 2021, ARYA Sciences Acquisition Corp V completed its initial public offering, in which it sold 14,950,000 Class A ordinary shares, for an offering price of $10.00 per share, generating aggregate proceeds of $149,500,000. ARYA Sciences Acquisition Corp V ceased all operations and liquidated the funds in its trust account on July 24, 2023 and received a certificate of dissolution from the Registrar of Companies in the Cayman Islands on November 24, 2023, which confirmed that ARYA Sciences Acquisition Corp V will be deemed dissolved on February 21, 2024, and thereupon removed from the Cayman Islands Companies Register.

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

The past performance of the members of our management team or their affiliates, including ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III and Perceptive Advisors, is not a guarantee that we will be able to identify a suitable candidate for our Business Combination or of success with respect to any Business Combination we may consummate. You should not rely on the historical record or the performance of our management team or their affiliates, including ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III and Perceptive Advisors or any of their affiliates’ or managed fund’s performance as indicative of our future performance.

Recent Developments

On February 13, 2024, ARYA, ListCo, ARYA Merger Sub, a Cayman Islands exempted company (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation (“Adagio Merger Sub”), and Adagio entered into that certain Business Combination Agreement (the “Business Combination Agreement”), the closing of which is subject to certain customary conditions and risks. For more information about the Business Combination Agreement and the other agreements executed in connection therewith or the transactions contemplated thereby, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Industry Opportunity

While we may acquire a business in any industry, our focus will be on the healthcare industry in the United States and other developed countries. We believe the healthcare industry, particularly the life sciences and medical technology sectors, represents an enormous and growing target market with a large number of potential target acquisition opportunities. In 2019, total U.S. national health expenditures represented approximately $3.8 trillion. According to the Center for Medicare and Medicaid Services, in 2018, total U.S. national health expenditures represented approximately $3.6 trillion, accounting for approximately 18% of total U.S. Gross Domestic Product. According to IBISWorld, as of September 2023, the global biotechnology market is expected to continue expanding, rising at a CAGR of 3.1% to an estimated $555.8 billion over the next five years.

The Current Life Sciences IPO Market

We believe that current dynamics in the life sciences and medical technology IPO market may enhance our ability to locate an attractive target. Over 455 life sciences and medical technology companies have gone public since 2016 in the United States. According to BiotechGate, in 2023 there were estimated to be approximately 23,000 biotechnology companies globally, only a fraction of which are publicly traded.

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

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. We may, however, decide to enter into our Business Combination with a target business that does not meet these criteria. We intend to seek to acquire companies that we believe:

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

We may use other criteria as well. Any evaluation relating to the merits of a particular Business Combination may be based on these general criteria as well as other considerations, factors and criteria that our management may deem relevant.

Initial Business Combination

Our Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the Trust Account) at the time of signing the agreement to enter into the Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering a Business Combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the Securities and Exchange Commission (the “SEC”) in connection with a proposed transaction will include such opinion.

We anticipate structuring our Business Combination so that the post-Business Combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our Business Combination could own less than a majority of our issued and outstanding ordinary shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our sponsor.

If we sell shares to our sponsor (or any other investor) in connection with our Business Combination, the equity interest of investors in our Initial Public Offering in the combined company may be diluted and the market prices for our securities may be adversely affected. In addition, if the per share trading price of our ordinary shares is greater than the price per share paid in the private placement, the private placement will result in value dilution to you.

Other Considerations

We are not prohibited from pursuing a Business Combination or subsequent transaction with a company that is affiliated with Perceptive Advisors or our sponsor, founders, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with Perceptive Advisors, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such Business Combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Affiliates of Perceptive Advisors and members of our board of directors will directly or indirectly own founder shares and private placement shares following our Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our Business Combination.

Perceptive Advisors may manage multiple investment vehicles and raise additional funds and/or successor funds in the future, which may be during the period in which we are seeking our Business Combination. These Perceptive Advisors investment entities may be seeking acquisition opportunities and related financing at any time. We may compete with any one or more of them on any given acquisition opportunity.

Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing a Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Business Combination.

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, any future special purpose acquisition companies they may become involved in, and investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Perceptive Advisors and certain companies in which Perceptive Advisors or such entities have invested. As a result, if any of our founders, officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including, without limitation, any future special purpose acquisition companies they may become involved in and any Perceptive Advisors funds or other investment vehicles), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Perceptive Advisors or our founders may be suitable for both us and a current or future Perceptive Advisors fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, will first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of Perceptive Advisors, our founders or any members of our board of directors who are also employed by Perceptive Advisors or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware solely in their capacities as officers or executives of Perceptive Advisors.

However, we do not expect these duties to materially affect our ability to complete our Business Combination. In addition, our founders, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. In particular, our officers and directors may become officers and/or directors of other future special purpose acquisition companies. Moreover, our founders, officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment vehicles and other entities managed by Perceptive Advisors. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by Perceptive Advisors (including, without limitation, arising as a result of certain of our founders, officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), Perceptive Advisors and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then-existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Unlike other initial public offerings of special purpose acquisition companies, investors in our Initial Public Offering will not receive warrants that would become exercisable following completion of our Business Combination.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed Business Combination, negatively.

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

Financial Position

As of December 31, 2023, we had approximately $40,575,949 available in the Trust Account to consummate a Business Combination after payment of $2,616,250 of deferred underwriting fees. With these funds available for a Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effectuating Our Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our Initial Public Offering. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering, the sale of the private placements shares, our equity, debt or a combination of these as the consideration to be paid in our Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Business Combination is paid for using equity or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our Business Combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our Business Combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

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

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our Business Combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective Business Combination target in connection with a contemplated acquisition of such target by us. We have agreed to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing a Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our Business Combination.

We are not prohibited from pursuing a Business Combination or subsequent transaction with a company that is affiliated with Perceptive Advisors or our sponsor, founders, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with Perceptive Advisors, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such Business Combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies they may become involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of Our Business Combination

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

The time required to identify and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Business Combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our Business Combination if, for example:

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

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our Business Combination.

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

Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately-negotiated transactions or in the open market either prior to or following the completion of our Business Combination. There is no limit on the number of public shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase public shares in such transactions prior to completion of our Business Combination. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

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

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our Business Combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Business Combination, whether or not such shareholder has already submitted a proxy with respect to our Business Combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our Business Combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Redemption Rights for Public Shareholders upon Completion of Our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Jefferies LLC, one of the underwriters of our Initial Public Offering (the “Underwriter”). The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the date by which we are required to consummate a Business Combination pursuant to our amended and restate memorandum and articles of association (the “Termination Date”) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

On February 27, 2024, our shareholders removed, by way of special resolution, from our amended and restated memorandum and articles of association the limitation that we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (the “Redemption Limitation”) in order to allow us to redeem our public shares irrespective of whether such redemption would exceed the Redemption Limitation.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we held a shareholder vote to approve our Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

If we hold a shareholder vote to approve our Business Combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Business Combination.

If we seek shareholder approval, we will complete our Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our Business Combination (for more information on voting and permitted purchases of public shares see, “Item 1. Business - Effectuating Our Business Combination - Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities”). As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would not need any of the public shares issued and outstanding to be voted in favor of a Business Combination in order to have our Business Combination approved (assuming all issued and outstanding ordinary shares are voted and the private placement shares issued to our sponsor are voted in favor of the transaction). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

Limitation on Redemption upon Completion of Our Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the Class A ordinary shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the Class A ordinary shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will indicate the applicable delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation If No Business Combination

Our amended and restated memorandum and articles of association provide that we have until April 2, 2024 (the “Articles Extension Date”) to consummate a Business Combination unless our sponsor, upon five days’ advance notice prior to the applicable Termination Date, requests to extend the Termination Date by a month. Upon such request of our sponsor, our board of director shall without another shareholder vote approve by resolution the monthly extension. Our sponsor may elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, until March 2, 2025 or a total of up to 12 months after the Previous Termination Date (as defined below), unless the closing of a Business Combination shall have occurred prior thereto. For more information, also see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Adoption of Second Extension Amendment Proposal.”

If we do not consummate a Business Combination by the applicable Termination Date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares or private placement shares they hold if we fail to consummate a Business Combination by the Termination Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Business Combination by the Termination Date).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $20,191 held outside the Trust Account (as of December 31, 2023) plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $20,191 from the proceeds held outside of the Trust Account (as of December 31, 2023) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from the Trust Account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from the Trust Account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not consummate a Business Combination by the Termination Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) if they redeem their respective shares for cash upon the completion of the Business Combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not consummated a Business Combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with our Business Combination and if We Do Not Complete our Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our Business Combination and if we are unable to complete our Business Combination by the Termination Date.

	Redemptions in Connection with our Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete a Business Combination
Calculation of redemption price
Redemptions at the time of our Business Combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and (which shall be net of taxes payable) divided by the number of then outstanding public shares, subject any limitations (including but not limited to cash requirements) agreed to in connections with the negotiation of terms of a proposed Business Combination.

If we seek shareholder approval of our Business Combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately-negotiated transactions or in the open market either prior to or following completion of our Business Combination. If any of our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

If we are unable to complete our Business Combination by the Termination Date, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released (which shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

	Redemptions in Connection with our Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete a Business Combination
Impact to remaining shareholders
The redemptions in connection with our Business Combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.

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

The redemption of our public shares if we fail to complete a Business Combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who properly exercise their redemption rights may reduce the resources available to us for our Business Combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Facilities

We currently maintain our executive offices at 51 Astor Place, 10th Floor, New York, New York 10003. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our Business Combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination by the Termination Date. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 in this Report as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

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

Our shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding ordinary shares (excluding any private placement shares to be issued in connection with a Business Combination) to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our Business Combination even if holders of a majority of the outstanding ordinary shares do not approve of the Business Combination we consummate.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with our Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions and the per-share value of shares held by non-redeeming shareholders may reflect our obligation to pay the deferred underwriting commissions.

If we seek shareholder approval of our Business Combination, our sponsor and members of our management team agreed to vote in favor of such Business Combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, 55.0% of our issued and outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to the completion of our Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need not need any public shares issued and outstanding to be voted in favor of a Business Combination in order to have our Business Combination approved (assuming all issued and outstanding ordinary shares are voted and the private placement shares issued to our sponsor are voted in favor of the transaction). Accordingly, if we seek shareholder approval of our Business Combination, the agreement by our sponsor and our management team to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Business Combination.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders are entitled to receive funds from the Trust Account only upon the earlier to occur of (i) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business by the Termination Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not consummated a Business Combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Consequently, if accepting all properly submitted redemption requests would cause a closing condition as described above to not be satisfied, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the Underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate a Business Combination by the Termination Date may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate a Business Combination by the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination within the required time period with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a Business Combination may reduce the amount of time available for us to ultimately complete our Business Combination should such diligence or negotiations not lead to a consummated Business Combination.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the long-term impact of the COVID-19 pandemic, any future outbreaks of disease or emergence of new variants, and the status of debt and equity markets.

While many of the immediate impacts of the COVID-19 pandemic have eased, its effects have meaningfully disrupted the global economy and markets, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. The extent to which the COVID-19 pandemic, the emergence of new variants or any future pandemic or epidemic may impact our search for a Business Combination is highly uncertain and cannot be predicted with confidence.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 pandemic, new variants or any future pandemic or epidemic, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets have experienced, and may continue to experience, volatility and disruption resulting from geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas. In response to the invasion of Ukraine by Russia, the United States, the United Kingdom, the European Union and other countries announced, and may continue to announce, various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. Increasing geopolitical tensions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine and the conflict between Israel and Hamas are highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, increasing geopolitical tensions could result in increased cyber-attacks against U.S. companies.

We may not be able to consummate a Business Combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate a Business Combination by the Termination Date. An increasing number of SPACs have liquidated beginning in the second half of the 2022 due to an inability to complete an initial business combination within their allotted time periods. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including, but not limited to, the war between Russia and Ukraine and the Israel-Hamas conflict. For example, the long-term effects of the COVID-19 pandemic, new variants or any future pandemics or epidemics could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the long-term effects of the COVID-19 pandemic, new variants or any future pandemic or epidemic may negatively impact businesses we may seek to acquire. Further, financial markets may be adversely affected by current or anticipated military conflicts (including the military conflicts between Russia and Ukraine, and Israel and Hamas, see “—Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical tensions, including the conflicts between Russia-Ukraine and Israel-Hamas, and subsequent sanctions against individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.”), terrorism, sanctions or other geopolitical events.

If we have not consummated a Business Combination within such applicable time period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share (which was the offering price in the Initial Public Offering)” and other risk factors herein.

If we seek shareholder approval of our Business Combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately-negotiated transactions or in the open market, either prior to or following the completion of our Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares in such transactions. See “Item 1. Business - Effectuating Our Business Combination -Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities” for a description of how our sponsor, initial shareholders, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Business Combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our Business Combination. The purpose of such purchases could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

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

•
the identities of our shareholders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

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

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with a Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Business Combination and could even result in our inability to find a target or to consummate a Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a Business Combination, and may result in our inability to consummate a Business Combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete a Business Combination. If we do not complete a Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We have encountered, and expect to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with should the Business Combination fail, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of the Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for the Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated a Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share (which was the offering price in the Initial Public Offering)” and other risk factors herein.

If the net proceeds of our Initial Public Offering and the sale of the private placement shares not being held in the Trust Account are insufficient to allow us to operate until we are required to liquidate pursuant to our amended and restated memorandum and articles of association, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination, and we will depend on loans from our sponsor or management team or any of their affiliates (including loans convertible into our Class A ordinary shares on the same terms as the private placement shares) to fund our search and to complete our Business Combination.

As of December 31, 2023, we had approximately $20,191 in cash held outside the Trust Account to fund our working capital requirements, and negative working capital of $12,276,468. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates (including loans convertible into our Class A ordinary shares on the same terms as the private placement shares) will be sufficient to allow us to operate until we are required to liquidate pursuant to our amended and restated memorandum and articles of association; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Further, our independent registered public accounting firm’s report included in this Report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. If we do not complete our Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the redemption of our public shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share (which was the offering price in the Initial Public Offering)” and other risk factors herein. As of the date of this Report, we have liabilities under three convertible promissory notes with our sponsor and may issue additional private placement shares to our sponsor upon its optional conversion, on a one-for one basis at any time and from time to time prior to the consummation of the Business Combination, of any amounts outstanding under such notes into private placement shares, at a conversion price of $10.00 per share. We may use the First Convertible Promissory Note, the Second Convertible Promissory Note, the Third Promissory Note, the Fourth Promissory Note and additional convertible promissory notes extended or to be extended by our sponsor to us for general corporate purposes and for purposes to fund the monthly deposits into the Trust Account ARYA is required to make in order to extend the time period it has to consummate a Business Combination. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Loan” for a discussion on our convertible promissory notes.

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

To the extent we complete our Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders (but no more than such distributions) could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

We may not hold an annual meeting of shareholders until after the consummation of our Business Combination.

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

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Class A ordinary shares will not ultimately prove to be less favorable to investors in our securities than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Our initial shareholders may receive additional Class A ordinary shares if we issue shares to consummate a Business Combination.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Class A ordinary shares will not ultimately prove to be less favorable to investors in our securities than a direct investment, if an opportunity were available, in a Business Combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of a Business Combination and do not conduct redemptions in connection with a Business Combination pursuant to the tender offer rules, entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Business Combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through our Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our Business Combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, on an as-converted basis, 56.2% of our issued and outstanding ordinary shares as of March 28, 2024 (including Private Placement Shares). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any shares in our Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our Business Combination. Accordingly, our sponsor will continue to exert control at least until the completion of our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our sponsor.

After our Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

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

Since the net proceeds of our Initial Public Offering and the sale of the private placement shares are intended to be used to complete a Business Combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the private placement shares and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our shares were immediately tradable and we have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share (which was the offering price in the Initial Public Offering).

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

Upon redemption of our public shares, if we are unable to complete a Business Combination by the Termination Date, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. In order to protect the amounts held in the Trust Account, our sponsor has agreed to be liable to us if and to the extent any claims by a third party vendor (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public shareholders $10.00 per share (which was the offering price in the Initial Public Offering).

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and the members of our board of directors may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover all amounts received by our shareholders.

In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing it and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to the completion of our Business Combination.

Prior to the completion of our Business Combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of a Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of a Business Combination.

You may be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses of special purpose acquisition companies have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our Business Combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our Class A ordinary shares may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following our Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Business Combination if the target business does not meet our general criteria. If we do not complete our Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of the Trust Account.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our Business Combination.

We may issue additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 475,200,984 and 16,262,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions described in the final prospectus relating to our Initial Public Offering. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the completion of our Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of a Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

We may issue our shares to investors in connection with our Business Combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete our Business Combination and provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company's securities following the completion of our Business Combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our Business Combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of the Trust Account.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of the Trust Account.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following our Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We and our officers agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

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

As of December 31, 2023, we had approximately $40,575,949 available in the Trust Account to consummate a Business Combination.

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed Business Combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination by the Termination Date.

If we do not consummate a Business Combination by the Termination Date, our public shareholders may be forced to wait beyond the Termination Date before redemption from the Trust Account.

If we do not consummate a Business Combination by the Termination Date, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Termination Date before the redemption proceeds of the Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Business Combination and instead liquidate the Company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete a Business Combination and instead liquidate ARYA. Were we to liquidate, our securityholders would lose the investment opportunity associated with an investment in a potential Business Combination that we may consummate, including any potential price appreciation of our securities.

Initially, the funds in the Trust Account had, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and instructed Continental, the trustee with respect to the Trust Account, to maintain the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination or the liquidation of ARYA. Interest on such deposit account is currently approximately 5.0% per annum, but such deposit account carries a variable rate and ARYA cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we have received minimal interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, the decision to hold all funds in the Trust Account in cash items has reduced the dollar amount our Public Shareholders would receive upon any redemption or liquidation of ARYA.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of a Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company.

The funds in the Trust Account have, since our Initial Public Offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination and liquidation of the company. Interest on such deposit account is currently approximately 5.0% per annum, but such deposit account carries a variable rate and the company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we will likely receive minimal interest on the funds held in the Trust Account.

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

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. For more information see “—If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete a Business Combination and instead liquidate the Company.” The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company.

Our Business Combination may be delayed or ultimately prohibited since such Business Combination may be subject to regulatory review and approval, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our sponsor currently owns 3,647,500 Class B ordinary shares and 499,000 private placement shares. Our sponsor is governed by a board of directors consisting of two directors, Adam Stone and Michael Altman, who are U.S. citizens. As such, Merrsr. Stone and Altman have voting and investment discretion with respect to the securities beneficially owned by our sponsor. Our sponsor is not “controlled” (as defined in 31 C.F.R. § 800.208) by a foreign person, such that our sponsor’s involvement in the Business Combination would be  a “covered transaction” (as defined in 31 C.F.R. § 800.213), which CFIUS has jurisdiction to review depending on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest, and the nature of any information or governance rights involved. CFIUS also has jurisdiction to review non-“control” transactions that afford a foreign person certain information, governance, and/or access rights in a U.S. business that has a qualifying nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” as those terms are defined in the CFIUS regulations (31 C.F.R. §§ 800.215, 212, 241). Foreign investments in U.S. businesses that deal in “critical technology” or that involve certain foreign government interests may be subject to mandatory pre-closing CFIUS filing requirements. Failure to make a CFIUS filing where one is required may subject the transacting parties to significant civil fine.

CFIUS may decide to investigate, delay, or block the Business Combination, or impose conditions with respect to it, which may delay or prevent the parties from consummating the Business Combination. Because we have only a limited time to complete our Business Combination, our failure to obtain any approvals within the requisite time period may require us to liquidate. In such event, our shareholders will miss the opportunity to benefit from the Business Combination and the potential appreciation in value of such investment.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of a Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the sale of the private placement shares into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 56.2% of our ordinary shares as of March 28, 2024 (including Private Placement Shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by the Termination Date or (ii) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we are unable to complete our Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of the Trust Account.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement shares will be sufficient to allow us to complete our Business Combination, because we have not yet finalized the acquisition of a target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement shares prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we do not complete our Business Combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders on the liquidation of the Trust Account. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our Business Combination.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our Business Combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of a Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete a Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our Business Combination, and results of operations.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent and ongoing military action between Russia and Ukraine.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a Business Combination or finance such Business Combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a Business Combination may be materially adversely affected.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a Business Combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our Business Combination, or the financial condition of the combined company even if we successfully consummate a Business Combination, as well as our ability to locate a commercially viable target company for our Business Combination in the first instance.

Risks Relating to our Securities

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Class A ordinary shares, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares have been trading on Nasdaq since February 26, 2021. On January 29, 2024, we received a notice from the staff of the Listing Qualifications Department (the “Listing Department”) of The Nasdaq Stock Market LLC (“Nasdaq”), stating that we failed to hold an annual meeting of shareholders within twelve months of the end of its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). Additionally, we also received a notice from the staff of the Listing Department of Nasdaq indicating that, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of our Class A ordinary shares on the Nasdaq Capital Market would be suspended due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. We timely requested a hearing before the Panel to request sufficient time to complete the Proposed Adagio Business Combination. Such hearing request resulted in a stay of the suspension or delisting action. Subsequently, on March 26, 2024, we received an additional and separate notice from the staff of the Listing Department of Nasdaq formally notifying us that the deficiency under Nasdaq Listing Rule 5620(a) serves as an additional and separate basis for delisting and that the Panel will consider such additional matter at our upcoming hearing to render a determination on our continued listing on The Nasdaq Capital Market. There can be no assurance that we will be able to satisfy Nasdaq's continued listing requirements, obtain a favorable determination of the Panel on our ability to remain listed on the Nasdaq Capital Market and maintain compliance with other Nasdaq listing requirements prior to or following the consummation of a business combination.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	become subject to stockholder litigation;

•	likely losing any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, including being subject to the depositary requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

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

The price of our securities may vary significantly due to one or more potential Business Combinations and general market or economic conditions, including as a result of geopolitical events like the conflicts in Ukraine and Russia, Israel and Palestine, economic impacts such as inflation or the long-term effects of the COVID-19 pandemic or any future pandemic or epidemic. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our Business Combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The grant of registration rights to our initial shareholders may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration and shareholders rights agreement, our initial shareholders, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible and the private placement shares, including the private placement shares that may be issued upon conversion of working capital loans. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders or their permitted transferees are registered for resale. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement (as defined below) in connection with the closing of the Proposed Adagio Business Combination (the “Closing”) and the lock up provisions included in the Letter Agreement (as defined below) will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing.

Risks Relating to Our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. In particular, certain of our officers and directors may serve as an officer and/or director of other blank check companies or other public and private companies. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel or the hiring of ineffective personnel after our Business Combination could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination and be successful thereafter may be dependent upon the efforts of our key personnel or a target’s key personnel. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. Additionally, we cannot sure you that we will be successful in integrating, retaining and incentivizing key personnel, or in identifying and recruiting additional key individuals that may be necessary to operate a business following our Business Combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to a registration and shareholder rights agreement entered into at closing of our Initial Public Offering, our sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the Business Combination Agreement provides for certain director nomination rights by the Sponsor in connection with the Closing.

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors may serve as an officer and/or director of other blank check companies.  Our officers and directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our founders and our directors and officers, Perceptive Advisors, or its affiliates may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies, prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities. Our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Such entities may compete with us for Business Combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Business Combination so that the post-Business Combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-Business Combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

On January 4, 2021, we issued to our sponsor 3,737,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.007 per share. In February 2021, our sponsor transferred 30,000 founder shares to each of Todd Wider, Leslie Trigg and Michael Henderson. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares and private placement shares will be worthless if we do not complete a Business Combination. In addition, our sponsor purchased 499,000 private placement shares at a price of $10.00 per share ($4,990,000 in the aggregate), in a private placement that closed simultaneously with the closing of our Initial Public Offering. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the Termination Date approaches.

Since our officers and directors will share in any appreciation of the founder shares purchased at approximately $0.007 per share, a conflict of interest may arise in determining whether a particular target business is appropriate for our Business Combination.

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

General Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

As of December 31, 2023, ARYA had $20,191 in its operating bank account and working capital deficit of $12,276,468. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans, including the consummation of a Business Combination. We cannot assure you that our plans to raise additional capital or to consummate a Business Combination or another initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company established under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations, and may increase both our costs and the risk of non-compliance.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, including the 2024 SPAC Rules which are expected to become effective on July 1, 2024. It is possible that we will become subject to different or heightened rules or requirements promulgated by the SEC in the future, and we may become subject to heightened or increased scrutiny by the SEC. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time. In particular, it is possible that we may become subject to different or heightened rules or requirements, or face increased regulatory scrutiny, by the SEC. These changes could have a material adverse effect on our business, investments and results of operations, and we may not have launched our Company had we been subject to these changes in laws, regulations or increased regulatory scrutiny at the time of our initial public offering. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied by regulators and courts, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

Past performance by our management team or their affiliates, including Perceptive Advisors, ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III, or their respective business combination targets, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, including Perceptive Advisors, ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III, or their respective business combination targets, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates, including Perceptive Advisors, ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III, or their respective business combination targets, is not a guarantee either (i) that we will be able to successfully identify a suitable candidate for our Business Combination; or (ii) of any results with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their affiliates, including Perceptive Advisors, ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III, or their respective business combination targets, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Perceptive Advisors.

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

Because we are incorporated under the laws of the Cayman Islands, in the event our Business Combination is not completed, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

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

The courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States obtained against us or our directors or officers predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us or our directors or officers predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is currently no statutory enforcement or treaty between the United States and the Cayman Islands providing for enforcement of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction) and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands. Furthermore, it is uncertain that Cayman Islands courts would enforce: (1) judgements of U.S. courts obtained in actions against us or other persons that are predicated upon the civil liability provisions of the U.S. federal securities laws; or (2) original actions brought against us or other persons predicated upon the Securities Act. Ogier (Cayman) LLP has informed us that there is uncertainty with regard to Cayman Islands law relating to whether a judgment obtained from the U.S. courts under civil liability provisions of the securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Since only holders of our founder shares will have the right to vote on the election of directors prior to our Business Combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

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

We have been a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our Class A ordinary shares who or that is (i) an individual who is a citizen or resident of the United States as determined for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate whose income is subject to U.S. federal income tax regardless of its source, or (iv) a trust, if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons (as defined in the Code) have authority to control all substantial decisions of the trust or (b) it has a valid election in effect under Treasury Regulations to be treated as a U.S. person (a “U.S. Holder”), such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Because we are a blank-check company with no current active business, we believe it is likely that we are classified as a PFIC and expect to be a PFIC in the foreseeable future. However, because PFIC status is based on income, assets and activities for the entire taxable year, it is not possible to determine our PFIC status for any taxable year until after the close of the taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year as such determination is inherently factual. The PFIC rules are complex and will depend on a holder’s particular circumstances. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

 If we pursue a target a company with operations or opportunities outside of the United States for our Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, widespread health emergencies, natural disasters and wars, including the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Business Combination and if we effect our Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We are a special purpose acquisition company with no business operations and therefore, prior to the completion of a Business Combination, do not have any operations of our own that face cybersecurity threats. Since our Initial Public Offering, our sole business activity has been identifying and evaluation suitable targets for a Business Combination. Therefore,  the Company does not consider that it faces significant cybersecurity risk and has not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the Company’s risk management activities in general and will be informed, promptly and as deemed necessary by our management team, of any cybersecurity threats or risks that may arise, cyber incidents and industry trends, including regarding the appropriate disclosure, mitigation, or other response or actions that our board deems appropriate to take. As of the date of this Report, the Company did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy and results of operations. However, any such attack could adversely affect our business. We do depend on the digital technologies of third parties and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. A penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. For more information about the cybersecurity risks we face, see the risk factor entitled “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss” in Item 1A. Risk Factors.

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

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

On November 7, 2022, the Company issued an unsecured convertible promissory note (the “First Convertible Promissory Note”) to our sponsor, pursuant to which the Company borrowed $120,000 from our sponsor for general corporate purposes (the “First Convertible Working Capital Loan”). Such First Convertible Working Capital Loan may, at our sponsor’s discretion, be converted into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Working Capital Shares”), at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to our sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor, if not converted or repaid on the effective date of a Business Combination. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the First Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Letter Agreement”). As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. Any Working Capital Shares issuable upon conversion of the First Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On February 28, 2023, the Company issued a non-interest bearing, unsecured convertible promissory note (as amended, the “Second Convertible Promissory Note”) to our sponsor in connection with the Extension Amendment Proposal, pursuant to which the Company may borrow up to $1,680,000 from our sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association and following the request of our sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination (the “Second Convertible Working Capital Loan”). The Second Convertible Promissory Note was amended on February 13, 2024 in order to increase the maximum principal amount that may be converted into Working Capital Shares to $1,680,000. Such Second Convertible Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $1,585,000 were drawn under the Second Convertible Promissory Note. Any Working Capital Shares issuable upon conversion of the Second Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On September 27, 2023, the Company issued an unsecured promissory note to the Sponsor (as amended and restated, the “Third Promissory Note”), pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the  Trust Account in in order to extend the time period it has consummate a Business Combination (the “Third Working Capital Loan”). On February 13, 2024, the Third Promissory Note was amended and restated in order to make any principal amount outstanding under such convertible note, at the option of the Sponsor, into Working Capital Shares at $10.00 per share. The Third Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any Third Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Third Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Third Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $900,000 were drawn under the Third Promissory Note. Any Working Capital Shares issuable upon conversion of the Third Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On February 8, 2024, the Company issued an unsecured convertible promissory note to the Sponsor (the “Fourth Promissory Note”), pursuant to which the Company may borrow $1,000,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in order to extend the time period it has to consummate a Business Combination (the “Fourth Working Capital Loan”). The outstanding aggregate principal amount loaned under the Fourth Promissory Note may, at the Sponsor’s discretion, be converted into Working Capital Shares, at a conversion price equal to $10.00 per Working Capital Share. The Fourth Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Fourth Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any Fourth Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Fourth Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Fourth Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Fourth Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $540,000 were drawn under the Fourth Promissory Note. Any Working Capital Shares issuable upon conversion of the Fourth Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

PIPE Financing (Private Placement)

On February 13, 2024, ListCo and ARYA entered into Subscription Agreements (as defined below), pursuant to which the PIPE Investors (as defined below) committed financing valued at approximately $45,000,000. The shares of New Adagio Common Stock (as defined below) and PIPE Warrants (as defined below) to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the PIPE Investors certain registration rights in connection with the PIPE Financing. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information on the Subscription Agreements.

Convertible Security Financing (Private Placement)

On February 13, 2024, the Convert Investors (as defined below), executed the Convertible Security Subscription Agreement (as defined below), pursuant to which ListCo will issue to the Convert Investors $20,000,000 aggregate principal amount of 13% senior secured convertible notes, which will be convertible into shares of New Adagio Common Stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 Convert Warrants (as defined below), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment, and will expire on the seventh anniversary of the Closing. Such $20,000,000 investment in New Adagio Convertible Notes includes the Perceptive Convertible Note Commitment (as defined below) and includes the conversion of the 2024 Bridge Financing Notes (as defined below) into New Adagio Convertible Notes at Closing, subject in each case to Additional Financing (as defined below) being raised prior to Closing, as further described below.

Additionally, on February 13, 2024, the Perceptive PIPE Investor also purchased $7,000,000 of the 2024 Bridge Financing Notes pursuant to the 2024 Bridge Financing Notes Subscription Agreement (as defined below). Pursuant to the terms of the 2024 Bridge Financing Notes and the 2024 Bridge Financing Note Subscription Agreement, the 2024 Bridge Financing Notes will convert into New Adagio Convertible Notes and Convert Warrants, and the Perceptive PIPE Investor will subscribe for $5,500,000 aggregate principal amount of New Adagio Convertible Notes and 937,500 Convert Warrants, on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement. The New Adagio Convertible Notes and the Convert Warrants issuable in connection with the Convertible Security Financing have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the Convert Investors certain registration rights in connection with the Convertible Security Financing.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information on the Convertible Security Subscription Agreement and the 2024 Bridge Financing Notes Subscription Agreement.

Use of Proceeds

In connection with the Initial Public Offering, our sponsor agreed to loan us an aggregate of up to $300,000 pursuant to an unsecured, non-interest bearing promissory note (the “Note”). This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. On March 2, 2021, we repaid the Note in full.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $149,500,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our Business Combination and liquidation of the company. Interest on such deposit account is currently approximately 5.0% per annum, but such deposit account carries a variable rate and the company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we will likely receive minimal interest on the funds held in the Trust Account. In connection with the adoption of the First Extension Amendment Proposal 11,259,169 Public Shares were redeemed for an aggregate amount of $115,071,882.05. In connection with the adoption of the Second Extension Amendment Proposal, 390,815 additional Public Shares were redeemed for an aggregate amount of approximately $4,358,804.

We paid a total of approximately $3.0 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $5.2 million in underwriting discounts and commissions. On August 8, 2022, the Company received the Waiver. In connection with the Waiver, the underwriter also agreed that (i) this Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with a Business Combination.

Except as described above for the redemptions, the new financing agreements executed in connection with the Proposed Adagio Business Combination and for the planned use of the proceeds from the First Convertible Promissory Note, the Second Convertible Promissory Note, the Third Promissory Note and the Fourth Promissory Note, there has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement of Class A ordinary shares that occurred concurrently with the closing of the Initial Public Offering, as described in the Company’s final prospectus relating to the Initial Public Offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “ARYA Sciences Acquisition Corp IV,” “ARYA,” “our,” “us” or “we” refer to ARYA Sciences Acquisition Corp IV. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary” for discussion of forward-looking statements.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 24, 2020. We were formed for the purpose of effecting a Business Combination with one or more businesses. Our sponsor is ARYA Sciences Holdings IV, a Cayman Islands exempted company.

Our registration statement for our Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, we consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received the Waiver pursuant to which one of its underwriters waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of a Business Combination. In connection with this Waiver, the underwriter also agreed that (i) this Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with a Business Combination.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 499,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds from the sale of the Private Placement were placed in the Trust Account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and were, from the consummation of the initial public offering through February 27,2023, invested only in U.S. “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of a Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal (for more information see below “—Adoption of First Extension Amendment Proposal”). For more information on the partial liquidation of the Trust Account in connection with the adoption of the Extension Amendment Proposal and the related redemption of Class A ordinary shares, also see below under “—Adoption of First Extension Amendment Proposal.”

As further described below under “—Adoption of First Extension Amendment Proposal” and “—Adoption of Second Extension Amendment Proposal,” in connection with the adoption of the First Extension Amendment Proposal 11,259,169 Public Shares were redeemed for an aggregate amount of $115,071,882.05 and in connection with the adoption of the Second Extension Amendment Proposal 390,815 additional Public Shares were redeemed for an aggregate amount of approximately $4,358,804.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we have not completed a Business Combination by the Termination Date, and do not otherwise amend the existing organizational documents in view of further extending the time period during which ARYA may consummate a Business Combination, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares in the Business Combination:

•
may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to our Class A ordinary shares;

•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

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

Recent Developments

ARYA Promissory Notes

On February 8, 2024, ARYA issued Fourth Promissory Note to the Sponsor, pursuant to which ARYA may borrow $1,000,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in order to extend the time period it has to consummate a Business Combination. For additional information on the Fourth Promissory Note, see “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.”

On February 13, 2024, ARYA and the Sponsor entered into an amendment to the Second Convertible Promissory Note, pursuant to which the total principal amount up to $1,680,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares.

On February 13, 2024, ARYA and the Sponsor amended and restated the Third Promissory Note to provide that the total principal amount loaned under the Third Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares.

Business Combination Agreement

On February 13, 2024, ARYA, ListCo, ARYA Merger Sub, Adagio Merger Sub and Adagio, entered into the Business Combination Agreement, which contains certain customary representations, warranties, and covenants by the parties thereto. As further described in the Business Combination Agreement, the Closing is subject to certain customary conditions and risks.

The Business Combination Agreement provides, among other things, for the consummation of the following transactions:

1.
ARYA Merger Sub will merge with and into ARYA (the “ARYA Merger”) and Adagio Merger Sub will merge with and into Adagio (the “Adagio Merger” and, together with the ARYA Merger, the “Mergers”), with ARYA and Adagio surviving the Mergers and, after giving effect to such Mergers, each of ARYA and Adagio becoming a wholly owned subsidiary of ListCo, on the terms and subject to the conditions in the Business Combination Agreement;

2.
(i) each issued and outstanding Class A ordinary share will be automatically cancelled, extinguished and converted into the right to receive one share of common stock, par value $0.0001 per share, of New Adagio (the “New Adagio Common Stock”) and (ii) each issued and outstanding Class B ordinary share will be automatically cancelled, extinguished and converted into the right to receive one share of New Adagio Common Stock, other than 1,000,000 Class B ordinary shares that will be forfeited by the Sponsor, and issued to PIPE Investors (as defined below), including Perceptive Life Sciences Master Fund, Ltd, a Cayman Islands exempted company (the “Perceptive PIPE Investor”). 1,147,500 shares of New Adagio Common Stock issuable to the Sponsor will be subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the  Closing, the post-closing share price of New Adagio equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”);

3.
(i) each warrant of Adagio will be either (x) terminated, or (y) “net” exercised in exchange for shares of common stock, par value $0.01 per share, of Adagio (“Adagio Common Stock”); (ii) all issued and outstanding unsecured convertible promissory notes of Adagio (excluding the convertible notes issued by Adagio to the Perceptive PIPE Investor pursuant to the note purchase agreements dated April 4, 2023 and November 28, 2023, between Adagio and the Perceptive PIPE Investor (collectively, the “2023 Bridge Financing Notes”) and the 2024 Bridge Financing Notes) (the “Adagio Convertible Notes”), including any accrued and unpaid interest thereon, will be automatically and fully converted into shares of Adagio Common Stock in accordance with the terms of such Adagio Convertible Notes and such Adagio Convertible Notes will be cancelled, satisfied, extinguished, discharged and retired in connection with such conversion (the “Adagio Convertible Notes Conversion”); (iii) each share of preferred stock, par value $0.001 per share, of Adagio (the “Adagio Preferred Stock”) that is issued and outstanding will be automatically converted into shares of Adagio Common Stock and each such share of Adagio Preferred Stock will be cancelled; (iv) all issued and outstanding shares of Adagio Common Stock (other than treasury shares and shares with respect to which appraisal rights under the Delaware General Corporation Law, as amended, are properly exercised and not withdrawn) will be automatically cancelled, extinguished and converted into the right to receive shares of New Adagio Common Stock based on the exchange ratio set forth in the Business Combination Agreement; (v) each issued, outstanding and unexercised option to purchase Adagio Common Stock (“Adagio Option”) that is vested as of such time or will vest in connection with, or after taking into account the effect of, the consummation of the transactions contemplated by the Business Combination Agreement with an aggregate value that exceeds the aggregate exercise price of such Adagio Option (each an “In-the-Money Adagio Option”) will be cancelled and extinguished in exchange for options to purchase shares of New Adagio Common Stock, and each issued and outstanding Adagio equity award (other than an In-the-Money Adagio Option) will automatically be canceled and extinguished for no consideration and each holder thereof will cease to have any rights with respect thereto.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, ARYA, the Sponsor, each holder of Class B ordinary shares (the “Other Class B Shareholders” and with the Sponsor, the “Class B Shareholders”), including ARYA’s directors and officers (together with the Class B Shareholders, the “Insiders”), ListCo and Adagio entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) each Class B Shareholder agreed to vote in favor of each of the transaction proposals to be voted upon at the meeting of ARYA shareholders, including the proposal to approve the Business Combination Agreement and the transactions contemplated thereby, (ii) each Class B Shareholder agreed to waive any adjustment to the conversion ratio set forth in the amended and restated memorandum and articles of association or any other anti-dilution or similar protection with respect to the Class B ordinary shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) each of the Insiders and ARYA agreed to terminate the lock-up provisions contained in the certain letter agreement between ARYA, the Sponsor and the directors and officers of ARYA, and to replace such lock-up provisions with the transfer restrictions included in the Investor Rights Agreement (as defined below) and to waive the adjustment or anti-dilution protections contained in our amended and restated memorandum and articles of association, (iv) each Class B Shareholder agreed to be bound by certain transfer restrictions with respect to his, her or its shares in ARYA prior to the Closing, (v) the Sponsor agreed that 1,147,500 shares of New Adagio Common Stock issued to the Sponsor will be subject to Share Trigger Price Vesting, and (vi) the Sponsor has agreed to irrevocably forfeit, surrender and transfer to ARYA for no consideration 1,000,000 Class B ordinary shares, which will be issued by ListCo to the PIPE Investors, including the Perceptive PIPE Investor.

Adagio Stockholder Transaction Support Agreements

Pursuant to the Business Combination Agreement, certain stockholders of Adagio entered into transaction support agreements (collectively, the “Adagio Transaction Support Agreements”) with ARYA and Adagio, pursuant to which such stockholders of Adagio agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) be bound by certain covenants and agreements related to the Proposed Adagio Business Combination.

PIPE Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, ListCo and ARYA entered into Subscription Agreements (the “Subscription Agreements”) with the Perceptive PIPE Investor and certain other investors (the “Other PIPE Investors,” and, together with the Perceptive PIPE Investor, the “PIPE Investors”), pursuant to which the PIPE Investors committed financing valued at approximately $45,000,000, which includes (i) commitments by certain investors to subscribe for and purchase Class A ordinary shares in the open market and not to redeem such shares prior to the date the Closing occurs (the “Closing Date”), (ii) non-redemption commitments by certain investors that are shareholders of ARYA, (iii) the contribution of $23,000,000 of 2023 Bridge Financing Notes to ListCo, and (iv) an additional cash investment by the Perceptive PIPE Investor of approximately $8.1 million (which amount may be reduced by up to approximately $1,070,575 subject to Additional Financing being raised prior to Closing), as described in more detail below (together, the “PIPE Financing”). In connection with the PIPE Financing, certain PIPE Investors will be issued warrants to purchase shares of New Adagio Common Stock at $10.00 per share, subject to adjustment (the “Warrants”) and/or Pre-Funded Warrants (as defined below). As provided for in the Subscription Agreements, the number of shares of New Adagio Common Stock and Warrants issuable to the PIPE Investors will depend on the redemption value of the Class A ordinary shares at Closing, the average per share price of the Class A ordinary shares purchased by certain PIPE Investors in the open market and the amount of interest on the 2023 Bridge Financing Notes that will have accrued and be unpaid at Closing and be contributed to ListCo in exchange for shares of New Adagio Common Stock. In connection with the PIPE Financing, certain PIPE Investors also committed to purchase pre-funded warrants, which are exercisable for a nominal exercise price of $0.01 (the “Pre-Funded Warrants,” and together with the Warrants, the “PIPE Warrants”). The shares of New Adagio Common Stock and PIPE Warrants to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the PIPE Investors certain registration rights in connection with the PIPE Financing. The PIPE Financing is contingent upon, among other things, the substantially concurrent Closing.

Convertible Security Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, certain investors, including the Perceptive PIPE Investor (the “Convert Investors”), executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo will issue on the Closing Date to the Convert Investors $20,000,000 aggregate principal amount of 13% senior secured convertible notes (the “New Adagio Convertible Notes”), which will be convertible into shares of New Adagio Common Stock at a conversion price of $10.00 per share, subject to adjustment (the “Conversion Shares”), and 1,500,000 warrants (the “Convert Warrants”), which will be exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment (the “Base Convert Financing”), and will expire on the seventh anniversary of the Closing. Such $20,000,000 investment in New Adagio Convertible Notes includes the Perceptive Convertible Note Commitment and includes the conversion of the 2024 Bridge Financing Notes into New Adagio Convertible Notes at Closing, subject in each case to Additional Financing being raised prior to Closing, as further described below. The New Adagio Convertible Notes will have a maturity of 3 years and nine months after Closing and interest will be payable in cash or compound as additional principal outstanding. The Perceptive PIPE Investor also purchased a $7,000,000 convertible promissory note of Adagio (the “2024 Bridge Financing Notes”) pursuant to a note purchase agreement, dated February 13, 2024, by and among the Perceptive PIPE Investor, Adagio and ListCo (the “2024 Bridge Financing Notes Subscription Agreement”). On the Closing Date, pursuant to the terms of the 2024 Bridge Financing Notes and the 2024 Bridge Financing Note Subscription Agreement, the 2024 Bridge Financing Notes will convert into New Adagio Convertible Notes and Convert Warrants, and the Perceptive PIPE Investor will subscribe for $5,500,000 aggregate principal amount of New Adagio Convertible Notes and 937,500 Convert Warrants, on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement (such additional investment by the Perceptive PIPE Investor, the “Perceptive Convertible Note Commitment,” and together with the Base Convert Financing, the “Convertible Security Financing”). Subject to ARYA and New Adagio receiving any new financing or commitment for financing (any such financing, an “Additional Financing”), whether in the form of equity, debt or convertible debt, before the Closing Date, the Perceptive PIPE Investor may request that on the Closing Date the 2024 Bridge Financing Note is repaid, the Perceptive Convertible Note Commitment is reduced or a combination of both. The New Adagio Convertible Notes and the Convert Warrants issuable in connection with the Convertible Security Financing have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the Convert Investors certain registration rights in connection with the Convertible Security Financing. The Convertible Security Financing is contingent upon, among other things, the substantially concurrent Closing.

Pursuant to the terms of the Convertible Security Subscription Agreement, on the Closing Date, ListCo, certain of its subsidiaries (other than Adagio Medical GmbH, a company organized under the laws of Germany and an excluded subsidiary thereunder) (the “Subsidiaries”) and Allegro Management LLC, as the collateral agent (the “Collateral Agent”) on behalf of the Convert Investors, will enter into a security and pledge agreement (the “Convert Security Document”), pursuant to which ListCo and the Subsidiaries will (i) pledge the equity interests in the Subsidiaries to the Collateral Agent, (ii) pledge all of their respective promissory notes, securities and other instruments evidencing indebtedness to the Collateral Agent, and (iii) grant to the Collateral Agent a security interest in and lien on all of their respective personal property and assets, including, among other items, all of their deposit accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom, in each case subject to customary exceptions, all as set forth in the form of the Convert Security Document.  Additionally, pursuant to the terms of the Convertible Security Subscription Agreement, on the Closing Date, the Subsidiaries will deliver a guaranty (the “Convert Guaranty”) to the Collateral Agent pursuant to which the Subsidiaries will, jointly and severally, guaranty ListCo’s obligation to repay the New Adagio Convertible Notes and all other obligations of ListCo under the Convertible Security Subscription Agreement and the New Adagio Convertible Notes and other related transaction documents, as set forth in the form of the Convert Guaranty. Any additional subsidiaries of ListCo formed or acquired after the closing date will be required to join the Convert Guaranty as additional guarantors.

Convert Registration Rights Agreement

The Conversion Shares, the Convert Warrants, the Convert Warrant Shares, the New Adagio Convertible Notes and any capital stock of ListCo issued or issuable with respect to the Conversion Shares, have not been registered under the Securities Act. In connection with the Convertible Security Subscription Agreement, ListCo and the Convert Investors agreed to enter into a Registration Rights Agreement (the “Convert Registration Rights Agreement”), pursuant to which ListCo will be required to file a registration statement on Form S-3 or, if not available, Form S-1 (the “Convert Registration Statement”) with the SEC to register for resale all of the Registrable Securities (as defined in the Convert Registration Rights Agreement), as soon as practicable, but in no event later than the Filing Deadline (as defined in the Convert Registration Rights Agreement). In the event that the number of shares registered for resale under the Convert Registration Statement is insufficient to cover all of the Registrable Securities, ListCo will amend the Registration Statement or file with the SEC a new registration statement to cover at least the Required Registration Amount (as defined in the Convert Registration Rights Agreement) as of the trading day immediately preceding the date of the filing of such amendment or new registration statement, as soon as practicable, but in any event not later than 15 days after the necessity therefor arises. If ListCo fails to file the Convert Registration Statement when required, fails to obtain effectiveness by SEC when required or fails to maintain the effectiveness of the Convert Registration Statement pursuant to the terms of Section 2(e) of the Convert Registration Rights Agreement, then as partial relief for the damages to any holder by reason of any such delay in or reduction of, its ability to sell the underlying shares of New Adagio Common Stock, ListCo will be required to pay each holder of Registrable Securities relating to such Convert Registration Statement an amount equal to one percent of such Convert Investor’s original principal amount according to the timelines laid out in Section 2(e) of the Convert Registration Rights Agreement.

Investor Rights Agreement

Concurrently with the execution of the Business Combination Agreement, ARYA, ListCo, the Perceptive PIPE Investor, the Sponsor, the Other Class B Shareholders and certain Adagio stockholders entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, the Perceptive PIPE Investor, the Sponsor, the Other Class B Shareholders and certain Adagio stockholders and investors in the Convertible Security Financing will be granted certain customary registration rights. Further, subject to customary exceptions set forth in the Investor Rights Agreement, the shares of New Adagio Common Stock beneficially owned or owned of record by the Sponsor, the Perceptive PIPE Investor, certain officers and directors of ARYA and New Adagio (including any shares of New Adagio Common Stock issued pursuant to the Business Combination Agreement or the PIPE Financing) will be subject to a lock-up period beginning on the Closing Date until the date that is the earlier of (i) 365 days following the Closing Date (or six months after the Closing Date, in the case of Olav Bergheim, John Dahldorf, Hakon Bergheim, Todd Wider, Michael Henderson and Leslie Trigg) or (ii) the first date subsequent to the Closing Date with respect to which the closing price of the shares of New Adagio Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

Adoption of First Extension Amendment Proposal

On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of a Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described below.

On February 28, 2023, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its amended and restated memorandum and articles of association to extend the Termination Date from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Previous Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Previous Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024  or a total of up to thirty-six months from the closing of the initial public offering, unless the closing of a Business Combination shall have occurred prior thereto (the “First Extension Amendment Proposal”). In connection with the initial three-month extension from the Original Termination Date to the Previous Articles Extension Date, the Sponsor made an initial deposit into the Trust Account of $420,000, in exchange for the Second Convertible Promissory Note. In connection with any subsequent optional monthly extensions following the Previous Articles Extension Date, the Sponsor is expected to make deposits of $140,000 per month into the Trust Account, as provided for in the amendment to the Amended and Restated Memorandum and Articles of Association that was adopted on February 28, 2023.

As contemplated by the Company’s amended and restated memorandum and articles of association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the First Extension Amendment Proposal. On February 28, 2023, the First Extension Amendment Proposal was adopted and 11,259,169 Public Shares were redeemed. Following the adoption of the First Extension Amendment Proposal, the Company had 4,189,831 Class A ordinary shares, including 3,690,831 Public Shares and 499,000 private placement shares, and 3,737,500 Class B ordinary shares issued and outstanding.

In connection with the adoption of the First Extension Amendment Proposal, the Company issued the Second Convertible Promissory Note to our sponsor. The Second Convertible Promissory Note was amended on February 13, 2024 in order to increase the maximum principal amount that may be converted into Working Capital Shares to $1,680,000. The maturity date of the Second Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). As of the date of this Report, $1,585,000 were drawn under the Second Convertible Promissory Note. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings” for additional information of the Second Convertible Promissory Note and “—Recent Developments” for the amendment to the Second Convertible Promissory Note.

On September 27, 2023, the Company issued the Third Promissory Note to the Sponsor, pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in in order to extend the time period it has consummate a Business Combination. The Third Promissory Note was amended on February 13, 2024 in order to make the principal amount outstanding under the Third Promissory Note convertible into Working Capital Shares, similarly to the conversion features of the Second Convertible Promissory Note. The Third Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Third Promissory Note). As of the date of this Report, $900,000 were draw under the Third Promissory Note. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings” for additional information of the Third Promissory Note and “—Recent Developments” for the amendment to the Third Promissory Note.

On January 2, 2024 and February 2, 2024, following the date of the financial statements included in this Report, the Company approved the eighth and ninth one-month extension of the Termination Date, respectively. In connection with such extensions, the Company drew $280,000 from the Third Promissory Note. As provided for in the Company’s amended and restated memorandum and articles of association, the Company deposited these extension funds into the Trust Account. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings” for additional information of the Third Promissory Note and “—Recent Developments” for the amendment to the Third Promissory Note.

Adoption of Second Extension Amendment Proposal

On February 27, 2024, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its amended and restated memorandum and articles of association to extend the Termination Date from March 2, 2024 (the “Previous Termination Date”) to the Articles Extension Date and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2025  or a total of up to forty-eight months from the closing of the initial public offering, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). In connection with the initial one-month extension from the Previous Termination Date to the Articles Extension Date, the Company made a deposit into the Trust Account of $111,000 and drew down on the Fourth Promissory Note to finance this deposit. In connection with any subsequent optional monthly extensions following the Articles Extension Date, the Sponsor is expected to make deposits of $111,000 per month into the Trust Account and borrow the necessary funds from the Sponsor in the form of convertible notes, as provided for in the amendment to the amended and restated memorandum and articles of association that was adopted on February 27, 2024. The aggregate principal amount loaned under the Fourth Promissory Note will be convertible at the option of our sponsor into Working Capital Shares. The maturity date of the Fourth Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the Fourth Promissory Note). As of the date of this Report, $540,000 were drawn under the Fourth Promissory Note. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings” for additional information about the Fourth Promissory Note.

As contemplated by the Company’s amended and restated memorandum and articles of association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the Second Extension Amendment Proposal. On February 27, 2024, the Second Extension Amendment Proposal was adopted and 390,815 Public Shares were redeemed. Following the adoption of the Second Extension Amendment Proposal, the Company had 3,799,016 Class A ordinary shares, including 3,300,016 Public Shares and 499,000 private placement shares, and 3,737,500 Class B ordinary shares issued and outstanding. Following the approval of the Second Extension Amendment Proposal, the ordinary shares held by the initial shareholders represented 56.2% of the issued and outstanding ordinary shares (including Private Placement Shares).

Results of Operations

Our entire activity since inception up to December 31, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our Business Combination.

For the year ended December 31, 2023, we had net loss of approximately $2.1 million, which consisted of approximately $2.6 million in dividends and interest held in Trust Account, partially offset by approximately $4.7 million general and administrative expenses.

For the year ended December 31, 2022, we had net income of approximately $1.1 million, which consisted of approximately $2.1 million in unrealized gains on marketable securities, dividends and interest held in Trust Account, partially offset by approximately $1.0 million general and administrative expenses.

Going Concern

As of December 31, 2023, we had $20,191 in our operating bank account and working capital deficit of $12,276,486.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 5), the proceeds from the consummation of the Private Placement not held in the Trust Account, the First Convertible Promissory Note, the Second Convertible Promissory Note and the Third Promissory Note. We fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, affiliates of the Sponsor, or our officers and directors may, but are not obligated to, provide the Company working capital loans.

As of December 31, 2022, there was $120,000 of borrowings outstanding under the First Convertible Promissory Note. As of December 31, 2023 and 2022, $1,585,000 and $0, respectively, was drawn under the Second Convertible Promissory Note. As of December 31, 2023 and 2022, $470,000 and $0, was drawn under the Third Promissory Note, respectively.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern,” we have determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. We intend to complete our Business Combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any Business Combination by the Termination Date. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after the Termination Date, nor do these financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Risks and Uncertainties

Results of operations and the Company’s ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The Company’s business of pursuing and consummating a Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, export controls, tariffs, trade wars, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine or the conflict in Israel and Palestine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may materially impact the Company’s business and its ability to complete a Business Combination.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the Business Combination and our liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. We incurred approximately $120,000 and $120,000 in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had $210,000 and $90,000, respectively, included in due to related party on the balance sheets.

Registration Rights

The holders of Founder Shares and Private Placement Shares, including Working Capital Shares that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement our initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. As discussed under “—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Public Shares to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On March 2, 2021, the underwriters fully exercised the over-allotment option.

The underwriters were paid an underwriting discount of $0.20 per Public Share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On August 8, 2022, the Company received the Waiver pursuant to which one of its underwriters waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of a Business Combination. In connection with this waiver, the underwriter also agreed that (i) this Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with a Business Combination. The Waiver resulted in a credit to shareholders’ deficit of the deferred underwriting commissions of approximately $2.6 million.

Related Party Loan

On November 7, 2022, the Company issued the First Convertible Promissory Note to the Sponsor, pursuant to which the Company borrowed $120,000 from the Sponsor for general corporate purposes. Such First Convertible Working Capital Loan may, at the Sponsor’s discretion, be converted into Working Capital Shares at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Company and one or more businesses. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. Any Working Capital Shares issuable upon conversion of the First Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On February 28, 2023, the Company issued the Second Convertible Promissory Note to the Sponsor in connection with the adoption of the Extension Amendment Proposal and pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. The Second Convertible Promissory Note was amended on February 13, 2024 in order to increase the maximum principal amount that may be converted into Working Capital Shares to $1,680,000. The Second Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $1,585,000 was drawn under the Second Convertible Promissory Note. See “—Recent Developments” for a discussion of the amendment to the Second Convertible Promissory Note in connection with the Proposed Adagio Business Combination. Any Working Capital Shares issuable upon conversion of the Second Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On September 27, 2023, the Company issued the Third Promissory Note to the Sponsor, pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in in order to extend the time period it has consummate a Business Combination. On February 13, 2024, the Third Promissory Note was amended and restated in order to make any principal amount outstanding under such note convertible, at the option of the Sponsor, into Working Capital Shares at $10.00 per share. The Third Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any Third Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Third Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Third Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $900,000 were drawn under the Third Promissory Note. See “—Recent Developments” for a discussion of the amendment and restatement to the Third Promissory Note in connection with the Proposed Adagio Business Combination. Any Working Capital Shares issuable upon conversion of the Third Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On February 8, 2024, the Company issued the Fourth Promissory Note to the Sponsor, pursuant to which the Company may borrow $1,000,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in order to extend the time period it has to consummate a Business Combination. The outstanding aggregate principal amount loaned under the Fourth Promissory Note may, at the Sponsor’s discretion, be converted into Working Capital Shares, at a conversion price equal to $10.00 per Working Capital Share. The Fourth Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Fourth Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any Fourth Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Fourth Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Fourth Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Fourth Promissory Note, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $540,000 were drawn under the Fourth Promissory Note. Any Working Capital Shares issuable upon conversion of the Fourth Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 3,690,831 and 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act. our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective as of December 31, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Except as disclosed below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

The material weakness we had previously identified in our internal control over financial reporting in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022 and our interpretation and accounting of the extinguishment of a significant contingent obligation in connection with an underwriter of our Initial Public Offering waiving all rights to its 50% share of the deferred underwriting commissions has been remedied as of December 31, 2023.

Item 9B.	Other Information

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Joseph Edelman	68	Chairman
Adam Stone	44	Chief Executive Officer and Director
Michael Altman	42	Chief Financial Officer and Director
Konstantin Poukalov	40	Chief Business Officer
Todd Wider	59	Director
Leslie Trigg	53	Director
Michael Henderson	34	Director

Joseph Edelman serves as the Chairman of our board of directors since January 2021. Mr. Edelman is Founder, Chief Executive Officer and Portfolio Manager of Perceptive Advisors. Since May 2020, Mr. Edelman is also serving as a director of Athira Pharma, Inc. (Nasdaq: ATHA). He also served as the Chairman of ARYA Sciences Acquisition Corp. from October 2018 to June 2020, ARYA Sciences Acquisition Corp II from July 2020 to October 2020, ARYA Sciences Acquisition Corp III from August 2020 to June 2021 and ARYA Sciences Acquisition Corp V from March 2021 through its liquidation in July 2023. Prior to founding Perceptive Advisors, Mr. Edelman was a Senior Analyst at Aries Fund, a Paramount Capital Asset Management biotechnology hedge fund, from 1994 through 1998. Prior to that position, Mr. Edelman was a Senior Biotechnology Analyst at Prudential Securities from 1990 to 1994. Mr. Edelman started his career in the healthcare sector of the securities industry as a Biotechnology Analyst at Labe, Simpson from 1987 to 1990. Mr. Edelman earned an MBA from New York University and a BA, magna cum laude, in psychology from the University of California San Diego. We believe that Mr. Edelman’s broad operational and transactional experience make him well qualified to serve as the Chairman of our board of directors.

Adam Stone, our Chief Executive Officer and a member of our board of directors since January 2021, joined Perceptive Advisors in 2006 and has acted as Chief Investment Officer since 2012 and is a member of the internal investment committees of Perceptive Advisors’ credit opportunities and venture funds. Mr. Stone also serves as Interim CEO of LianBio (Nasdaq: LIAN). Mr. Stone currently serves on the board of directors of Solid Biosciences (Nasdaq: SLDB), LianBio, and Xontogeny, which are portfolio companies of Perceptive Advisors. Following the consummation of the business combination of ARYA Sciences Acquisition Corp. with Immatics in July 2020, Mr. Stone also serves on the supervisory board of Immatics N.V. (Nasdaq: IMTX). Previously, Mr. Stone served as the Chief Executive Officer and as a member of the board of directors of ARYA Sciences Acquisition Corp. from October 2018 to June 2020, ARYA Sciences Acquisition Corp II from July 2020 to October 2020, ARYA Sciences Acquisition Corp III from August 2020 to June 2021 and ARYA Sciences Acquisition Corp V from March 2021 through its liquidation in July 2023. Prior to joining Perceptive Advisors, Mr. Stone was a Senior Analyst at Ursus Capital from 2001 to 2006 where he focused on biotechnology and specialty pharmaceuticals. Mr. Stone graduated, with honors, from Princeton University with a BA in molecular biology. We believe that Mr. Stone’s broad operational and transactional experience, and his position as Chief Executive Officer, make him well qualified to serve on our board of directors.

Michael Altman, CFA, our Chief Financial Officer and a member of our board of directors since January 2021, joined Perceptive Advisors in 2007, is a Managing Director on the investment team and is a member of the internal investment committee of Perceptive Advisors’ credit opportunities fund. Mr. Altman’s focus is on medical devices, diagnostics, digital health and specialty pharmaceuticals. Mr. Altman also serves on the boards of directors of Vitruvius Therapeutics and Lyra Therapeutics (Nasdaq: LYRA), which are portfolio companies of Perceptive Advisors. Mr. Altman has also served as Chief Financial Officer and as a member of the board of directors of ARYA Sciences Acquisition Corp. from October 2018 to June 2020, ARYA Sciences Acquisition Corp II from July 2020 to October 2020, ARYA Sciences Acquisition Corp III from August 2020 to June 2021 and ARYA Sciences Acquisition Corp V from March 2021 through its liquidation in July 2023. Since June 2021, Mr. Altman also serves as a director of Nautilus Biotechnology, Inc. (Nasdaq: NAUT). Mr. Altman graduated from the University of Vermont with a BS in Business Administration. We believe that Mr. Altman’s broad operational and transactional experience make him well qualified to serve on our board of directors.

Konstantin Poukalov, our Chief Business Officer since January 2021, joined Perceptive Advisors in March 2019 and is a Managing Director at Perceptive Advisors, where he is focusing on various strategies across the Perceptive platforms. Mr. Poukalov also serves on the boards of directors of Lyra Therapeutics (Nasdaq: LYRA) since January 2020, Landos Biopharma, Inc. (Nasdaq: LABP) since August 2019 and LianBio (Nasdaq: LIAN) since October 2019, which are portfolio companies of Perceptive Advisors. Mr. Poukalov previously served as Chief Business Officer of ARYA Sciences Acquisition Corp III from August 2020 to June 2021 and ARYA Sciences Acquisition Corp V from March 2021 through its liquidation in July 2023. From July 2012 to October 2018, Mr. Poukalov served in roles of increasing responsibility at Kadmon Holdings (NYSE: KDMN) (“Kadmon”), most recently serving as Executive Vice President and Chief Financial Officer from July 2014 to October 2018. Prior to joining Kadmon, Mr. Poukalov was a member of the healthcare investment banking group at Jefferies LLC (“Jefferies”) from 2009 to 2012, focusing on companies across the life sciences and biotechnology sectors. Prior to Jefferies, Mr. Poukalov was a member of UBS Investment Bank, focusing on the healthcare industry, from 2006 to 2009. Mr. Poukalov graduated from Stony Brook University with a bachelor’s degree in Electrical Engineering.

Todd Wider has served on our board of directors since January 2021. Dr. Wider is the Executive Chairman and Chief Medical Officer of Emendo Biotherapeutics, which focuses on highly specific and differentiated gene editing. Dr. Wider has served on the board of directors of ASP Isotopes Inc. (Nasdaq: ASPI) since October 2021. Dr. Wider also previously served on the board of directors of Abeona Therapeutics Inc. (Nasdaq: ABEO) from May 2015 to May 2023 and ARYA Sciences Acquisition Corp V from July 2021 through its liquidation in July 2023. Dr. Wider previously consulted with a number of entities in the biotechnology space. Dr. Wider is an active, honorary member of the medical staff of Mount Sinai Hospital in New York, where he worked for over 20 years, and is a plastic and reconstructive surgeon who focused on cancer surgery. Dr. Wider received an MD from Columbia College of Physicians and Surgeons, where he was Rudin Fellow, and an AB, with high honors and Phi Beta Kappa, from Princeton University. He did his residency in general surgery and plastic and reconstructive surgery at Columbia Presbyterian Medical Center, and postdoctoral fellowships in complex reconstructive surgery at Memorial Sloan Kettering Cancer Center, where he was Chief Microsurgery Fellow, and in craniofacial surgery at the University of Miami. Dr. Wider is also a principal in Wider Film Projects, a documentary film company focusing on producing films with sociopolitical resonance. We believe that Dr. Wider’s experience in the healthcare and life sciences industries make him well qualified to serve on our board of directors.

Leslie Trigg has served on our board of directors since February 2021. Ms. Trigg has served as the Chair and Chief Executive Officer of Outset Medical Inc. (“Outset”) (Nasdaq: OM) since November 2014. Ms. Trigg joined Outset from Warburg Pincus, a private equity firm, where she was an Executive in Residence from March 2012 to March 2014. Prior to that, Ms. Trigg served in several roles at Lutonix (acquired by CR Bard), a medical device company, from January 2010 to February 2012, most recently as Executive Vice President, and as Chief Business Officer of AccessClosure (acquired by Cardinal Health), a medical device company, from September 2006 to June 2009. She also previously held positions with FoxHollow Technologies (acquired by ev3/Covidien), a manufacturer of devices to treat peripheral artery disease, Cytyc, a diagnostic and medical device company, Pro-Duct Health (acquired by Cytyc), a medical device company, and Guidant, a cardiovascular medical device company. Ms. Trigg also served as a director of Adaptive Biotechnologies Corp. (Nasdaq: ADPT) from March 2021 to June 2023. Ms. Trigg serves as Chair of the Medical Device Manufacturers Association, a national trade association providing educational and advisory assistance to innovative and entrepreneurial medical technology companies, since 2022. Ms. Trigg holds a BS degree from Northwestern University and an MBA from The Haas School of Business, UC Berkeley. We believe that Ms. Trigg’s experience in the healthcare and life sciences industries make her well qualified to serve on our board of directors.

Michael Henderson, M.D., has served on our board of directors since February 2021. Dr. Henderson has served as the Chief Executive Officer and director of Apogee Therapeutics (Nasdaq: APGE), a biotechnology company advancing novel therapies to address immunological and inflammatory disorders, since September 2022. Dr. Henderson also serves on the board of Spyre Therapeutics, Inc. (Nasdaq: SYRE) since June 2023. Dr. Henderson served as Chief Business Officer of BridgeBio Pharma Inc (“BridgeBio”) (Nasdaq: BBIO) from January 2020 to September 2022. Prior to holding that position, he spent two years serving as BridgeBio’s Senior Vice President, Asset Acquisition, Strategy and Operations. Dr. Henderson joined BridgeBio as Vice President of Asset Acquisition, Strategy and Operations in April 2016. Dr. Henderson also served as the Chief Executive Officer of certain of BridgeBio’s subsidiaries, QED Therapeutics, Inc. and Origin Biosciences, Inc. Prior to BridgeBio, Dr. Henderson worked at McKinsey & Company from January 2015 to April 2016 and prior to that, he co-founded PellePharm, Inc., in August 2011. Dr. Henderson received his B.A. with high honors in global health with a citation in Spanish from Harvard University and his M.D. with a scholarly concentration in health services and policy from Stanford University where he was a member of both the Ignite and Leadership in Health Disparities Programs. We believe that Dr. Henderson’s experience in business, drug development, commercial strategy, and the healthcare and life sciences industries generally make him well qualified to serve on our board of directors.

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

Prior to the completion of a Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of a Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to a registration and shareholder rights agreement, our sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the Business Combination Agreement includes certain director nomination rights by the Sponsor in connection with the Closing.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Joseph Edelman, Todd Wider, Leslie Trigg and Michael Henderson are “independent directors” as defined in the Nasdaq listing standards and Todd Wider, Leslie Trigg and Michael Henderson are independent under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charters of each committee are available on our website.

Audit Committee

We established an audit committee of the board of directors (the “Audit Committee”). Todd Wider, Leslie Trigg and Michael Henderson serve as members of our audit committee. Our board of directors has determined that each of Todd Wider, Leslie Trigg and Michael Henderson are independent. Todd Wider serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Todd Wider qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

•	administrating the Company’s Clawback Policy (as defined below).

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

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy is also filed as an exhibit to this Report. The Company believes that it is in the best interests of the Company and its shareholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Company’s board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by the Company’s Compensation Committee. Any determinations made by the Compensation Committee are final and binding on all affected individuals. The Clawback Policy applies to the Company’s current and former executive officers (as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawvback Policy by the Compensation Committee (collectively, the “Covered Executives”).

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees (the “Code of Ethics”). The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. The Company has not adopted a separate insider trading policy to date but requires officers, directors and any employees to comply with its Code of Ethics that provides that it is the personal responsibility of each of the Company’s officers, directors or employees to adhere to the standards and restrictions imposed by applicable laws, rules and regulations, which includes compliance with insider trading laws, rules and regulations. A copy of the Code of Ethics will be provided without charge upon written request to our principal executive offices. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on our website https://www.perceptivelife.com/arya4/. We do not incorporate the information contained on, or accessible through, our website into this Report, and you should not consider it a part of this Report or information filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2023 there were no delinquent filers.

Conflicts of Interest

Under Cayman Islands law, directors and officers of a Cayman Islands company owe certain duties to the Company, including, but not limited to, the following fiduciary duties:

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Joseph Edelman	Perceptive Advisors, LLC	Hedge Fund	Chief Executive Officer and Portfolio Manager
	Athira Pharma, Inc.	Biotechnology	Director

Adam Stone	Perceptive Advisors, LLC	Hedge Fund	Chief Investment Officer
	Solid Biosciences	Pharmaceuticals	Director
	LianBio	Biotechnology	Interim Chief Executive Officer and Director
	Xontogeny	Biotechnology	Director
	Immatics N.V.	Biotechnology	Director

Michael Altman	Perceptive Advisors, LLC	Hedge Fund	Managing Director
	Vitruvius Therapeutics	Pharmaceuticals	Director
	Lyra Therapeutics	Healthcare	Director
	Nautilus Biotechnology, Inc.	Biotechnology	Director

Konstantin Poukalov	Perceptive Advisors, LLC	Hedge Fund	Managing Director
	Lyra Therapeutics	Healthcare	Director
	Landos Biopharma, Inc.	Healthcare	Director
	LianBio	Biotechnology	Director

Todd Wider	ASP Isotopes Inc.	Biotechnology	Director
	Emendo Biotherapeutics	Biopharmaceuticals	Director

Leslie Trigg	Outset Medical Inc.	Medical Devices	Chair, Chief Executive Officer and President

Michael Henderson	BridgeBio Pharma Inc	Pharmaceuticals	Chief Business Officer
	Apogee Therapeutics, Inc.	Biotechnology	Chief Executive Officer and Director
	Spyre Therapeutics, Inc.	Biotechnology	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our sponsor subscribed for founder shares in January 2021 and purchased private placement shares in a transaction that closed simultaneously with the closing of our Initial Public Offering. In February 2021, our sponsor transferred 30,000 founder shares to each of Michael Henderson, Leslie Trigg and Todd Wider. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of a Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of our public shares if we do not complete a Business Combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete a Business Combination within the required time period. If we do not complete a Business Combination within the required time period, the private placement shares will be worthless. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement shares will not be transferable until 30 days following the completion of a Business Combination. Because each of our executive officers and director own ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate the Proposed Adagio Business Combination. Further, please note that as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” certain transfer restrictions applicable to the founder shares and private placement shares will be amended in connection with the consummation of the Proposed Adagio Business Combination and replaced with the lock-up included in the Investor Rights Agreement.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

We are not prohibited from pursuing a Business Combination or subsequent transaction with a company that is affiliated with Perceptive Advisors or our sponsor, founders, officers or directors. In the event we seek to complete the Business Combination with a company that is affiliated with Perceptive Advisors, our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such Business Combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Business Combination. Further, on the effective date of the registration statement relating to our Initial Public Offering, we reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete the Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our Business Combination (for more information on voting and permitted purchases of public shares see, “Item 1. Business - Effectuating Our Business Combination - Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities”).

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

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate a Business Combination.

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

In February 2021, our sponsor transferred 30,000 founder shares to each of Todd Wider, Leslie Trigg and Michael Henderson. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our Business Combination and our liquidation, we will reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a Business Combination are made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Business Combination.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Clawback Policy

On April 4, 2023, the Company’s management and the Audit Committee concluded that the financial statements for the period ended September 30, 2022 included in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2022 (the “Quarterly Report”) should no longer be relied upon and that it is appropriate to restate the financial statements included in the Quarterly Report.

The Company had identified a material weakness in its internal control over financial reporting in connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2022. Specifically, the Company’s management concluded that its control around the interpretation and accounting for extinguishment of a significant contingent obligation in connection with the Waiver from one of its underwriters, pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of a Business Combination was not effectively designed or maintained. Historically, the Company had recognized a liability upon closing of its Initial Public Offering in March 2021 for a portion of the deferred underwriting commissions which was contingently payable upon closing of a future Business Combination, with the offsetting entry resulting in an initial discount to the securities sold in the Initial Public Offering. In its previously issued unaudited condensed financial statements as of and for the period ended September 30, 2022, the Company recognized the Waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit.

Given that none of the Covered Executives receive any compensation in their respective roles, the restatement described above did not result in any recovery of erroneously awarded compensation pursuant to the Clawback Policy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of each class of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,189,831 Class A ordinary shares (including Private Placement Shares) and 3,737,500 Class B ordinary shares issued and outstanding as of December 31, 2023. Voting power represents the combined voting power of Class A ordinary shares, private placement shares, and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares		Class A ordinary shares		Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control(2)
Arya Sciences Holdings IV (our sponsor)(3)	3,647,500	97.6%	499,000	11.9%	52.3%
Joseph Edelman(4)	-	-	-	-	-
Adam Stone(3)	3,647,500	97.6%	499,000	11.9%	52.3%
Michael Altman(3)	3,647,500	97.6%	499,000	11.9%	52.3%
Konstantin Poukalov(4)	-	-	-	-	-
Michael Henderson	30,000	*	-	-	*
Todd Wider	30,000	*	-	-	*
Leslie Trigg	30,000	*	-	-	*
All officers and directors as a group (seven individuals)	3,737,500	100%	499,000	11.9%	53.4%
Glazer Capital, LLC(5)	-	-	494,389	11.8%	6.2%
Mizuho Financial Group, Inc.(6)	-	-	332,532	7.9%	4.2%
Tenor Capital Management Company, L.P(7)	-	-	300,000	7.2%	3.8%
Periscope Capital Inc.(8)	-	-	300,000	7.2%	3.8%
Shaolin Capital Management LLC(9)	-	-	269,730	6.4%	3.4%
Radcliffe Capital Management, L.P.(10)	-	-	221,613	5.3%	2.8%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 51 Astor Place, 10th Floor, New York, NY 10003.
(2)	Assuming the automatic conversion of Class B ordinary shares into Class A ordinary shares at the time of the Company’s Business Combination.
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
(5)
Includes Class A ordinary shares beneficially held by certain funds and managed accounts to which Glazer Capital, LLC (“Glazer Capital”) serves as investment manager, as reported on the Schedule 13G filed jointly on February 14, 2024 by Glazer Capital and Paul J. Glazer. Pursuant to the Schedule 13G filed jointly on February 14, 2024, Paul J. Glazer serves as the Managing Member of Glazer Capital, and Paul J. Glazer and Glazer Capital have shared voting and dispositive control over the Class A ordinary shares they hold. The business address of Glazer Capital, LLC and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)
Includes Class A ordinary shares held by Mizuho Securities USA LLC, Mizuho Financial Group, Inc., and Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary, as reported on the Schedule 13G filed February 13, 2024. Mizuho Financial Group, Inc. may be deemed to have sole voting and dispositive power of the Class A ordinary shares directly held by Mizuho Securities USA LLC, as reported on the Schedule 13G filed February 13, 2024. The business address of the record holder is 1-5-5-, Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.

(7)
Includes Class A ordinary shares held by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”), as reported on the Schedule 13G filed jointly on February 14, 2024. Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the reporting persons may be deemed to have shared voting and dispositive power with respect to the Class A ordinary shares owned directly by the Master Fund, as reported on the Schedule 13G filed jointly on February 14, 2024. Each of the reporting persons disclaims beneficial ownership of the Class A ordinary shares reported except to the extent of the reporting person’s pecuniary interest therein, as reported on the Schedule 13G filed jointly on February 14, 2024. The business address for each of the reporting persons is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

(8)
Includes Class A ordinary shares beneficially owned by entities affiliated with Periscope Capital Inc. (“Periscope”), as reported on the Schedule 13G filed on February 9, 2024. Periscope, which is the beneficial owner of 210,000 Class A ordinary shares, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 90,000 Class A ordinary shares, as reported on the Schedule 13G filed on February 9, 2024. Periscope may be deemed to have shared voting and dispositive power with respect to the Class A ordinary shares beneficially held by Periscope and each Periscope Fund, as reported on the Schedule 13G filed February 9, 2024. The reporting person disclaims beneficial ownership of the Class A ordinary shares owned by the Periscope Funds. The business address of the holders is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(9)
Includes Class A ordinary shares beneficially held by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC, as reported on the Schedule 13G filed on February 14, 2024. Shaolin Capital Management LLC is deemed to have sole voting and dispositive power with respect to the Class A ordinary shares beneficially held by it, as reported on the Schedule 13G filed on February 14, 2024. The business address for the reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(10)
Includes Class A ordinary shares beneficially owned by Radcliffe Capital Management L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC (together, the “reporting persons”), based on the Schedule 13G filed jointly on March 8, 2023. Based on the Schedule 13G filed on March 8, 2023, each of the reporting persons may be deemed to have shared voting and dispositive power with respect to the Class A ordinary shares beneficially owned by the reporting persons. The business address of Radcliffe Capital Management L.P. is 50 Monument Road, Suite 300, Bala Cynwyd, Pennsylvania 19004.

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

Furthermore, as contemplated by the Company’s amended and restated memorandum and articles of association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the Second Extension Amendment Proposal. On February 27, 2024, the Second Extension Amendment Proposal was adopted and 390,815 Public Shares were redeemed. Following the adoption of the Second Extension Amendment Proposal, the Company has 3,799,016 Class A ordinary shares, including 3,300,016 Public Shares and 499,000 private placement shares, and 3,737,500 Class B ordinary shares issued and outstanding. Following the approval of the Second Extension Amendment Proposal, the ordinary shares held by the initial shareholders represented 56.2% of the issued and outstanding ordinary shares (including Private Placement Shares).

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On January 4, 2021, we issued 3,737,500 founder shares to our sponsor in exchange for a capital contribution of $25,000, or approximately $0.007 per share. In February 2021, our sponsor transferred 30,000 founder shares to each of Todd Wider, Leslie Trigg and Michael Henderson. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding ordinary shares (excluding the private placement shares) upon completion of our Initial Public Offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. Following the approval of the Second Extension Amendment Proposal, the founder shares held by our initial shareholders represent 53.1% of the issued and outstanding ordinary shares (excluding the private placement shares).

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

We currently maintain our executive offices at 51 Astor Place, 10th Floor, New York, New York 10003. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services, commencing on the effective date of the registration statement related to our Initial Public Offering. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of a Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended Business Combination, our sponsor, affiliates of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts that may have been extended to us by our sponsor, affiliates of our sponsor, or our officers and directors out of the proceeds of the Trust Account released to us. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Such loans may be convertible into shares at a price of $10.00 per share at the option of the lender. The shares would be identical to the private placement shares. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of the date of this Report, we have liabilities under three convertible promissory notes with our sponsor and may issue additional private placement shares to our sponsor upon its optional conversion, on a one-for one basis at any time and from time to time prior to the consummation of the Business Combination, of any amounts outstanding under such notes into private placement shares, at a conversion price of $10.00 per share. We may use the First Convertible Promissory Note, the Second Convertible Promissory Note, the Third Promissory Note, the Fourth Promissory Note and additional convertible promissory notes extended or to be extended by our sponsor to us for general corporate purposes and for purposes to fund the monthly deposits into the Trust Account ARYA is required to make in order to extend the time period it has to consummate a Business Combination. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Loan” for a discussion on the First Convertible Promissory Note, the Second Convertible Promissory Note, the Third Promissory Note and the Fourth Promissory Note.

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration and shareholder rights agreement pursuant to which our initial shareholders, and their permitted transferees, if any, will be entitled to certain registration rights with respect to the private placement shares, including the private placement shares issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon conversion of the founder shares. Further, pursuant to an agreement entered into at closing of our Initial Public Offering, our sponsor, upon and following consummation of a Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the registration and shareholder rights agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the Business Combination Agreement includes certain director nomination rights by the Sponsor in connection with the Closing.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Joseph Edelman, Michael Henderson, Leslie Trigg and Todd Wider are “independent directors” as defined in the Nasdaq listing standards and Todd Wider, Leslie Trigg and Michael Henderson are independent under applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC as of and for the years ended December 31, 2023 and 2022, including services in connection with our Initial Public Offering, totaled $79,560 and $93,860, respectively. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. As of and for the years ended December 31, 2023 and 2022, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. As of and for the years ended December 31, 2023 and 2022, we did not pay Withum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. As of and for the years ended December 31, 2023 and 2022, we did not pay Withum any other fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this Report:

(1)          Financial Statements

See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” in this Report.

(2)          Financial Statement Schedules:

None.

(3)          Exhibits

We hereby file as part of this Report the exhibits listed in the below exhibit index.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 13, 2024, by and among ARYA Sciences Acquisition Corp IV, Aja Holdco, Inc., Aja Merger Sub 1, Aja Merger Sub 2, Inc. and Adagio Medical, Inc. (8)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(4)
3.3	Amendment to Amended and Restated Memorandum and Articles of Association. (9)
4.1	Specimen Ordinary Share Certificate.(1)
4.2	Description of Registrant’s Securities*
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(2)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(2)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(2)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(2)
10.5	Administrative Services Agreement between the Company and the Sponsor.(2)
10.6	Form of Indemnity Agreement.(1)
10.7	Convertible Promissory Note, dated November 7, 2022, and issued to ARYA Sciences Holdings IV.(3)
10.8	Convertible Promissory Note, dated February 28, 2023, issued to ARYA Sciences Holdings IV.(5)
10.9	Promissory Note, dated September 27, 2023, issued to ARYA Sciences Holdings IV. (6)
10.10	Amendment to Second Convertible Promissory Note, dated February 13, 2024, by and between ARYA Sciences Acquisition Corp IV and ARYA Sciences Holdings IV. (8)
10.11	Amended and Restated Third Promissory Note, dated February 13, 2024, by and between ARYA Sciences Acquisition Corp IV and ARYA Sciences Holdings IV. (8)
10.12	Fourth Promissory Note, dated as of February 8, 2024 and issued to ARYA Sciences Holdings IV. (7)
10.13
Sponsor Letter Agreement, dated as of February 13, 2024, by and between ARYA Sciences Acquisition Corp IV, ARYA Sciences Holdings IV, Aja Holdco, Inc., Adagio Medical, Inc. and the other parties thereto. (8)

10.14
Investor Rights Agreement, dated as of February 13, 2024, by and among ARYA Sciences Acquisition Corp IV, Aja Holdco, Inc., Perceptive Life Sciences Master Fund, Ltd, ARYA Sciences Holdings IV and the other parties thereto. (8)

10.15	PIPE Subscription Agreement, dated as of February 13, 2024, by and among Perceptive Life Sciences Master Fund, Ltd, ARYA Sciences Acquisition Corp IV and Aja Holdco, Inc. (8)
10.16	Form of Non-Redemption Subscription Agreement. (8)

Exhibit No.	Description
10.17	Form of Open Market Purchase Subscription Agreement. (8)
10.18	Form of Subscription Agreement with Pre-Funded Warrant and Warrant. (8)
10.19	Form of Convertible Security Subscription Agreement. (8)
10.20	2024 Bridge Financing Note Subscription Agreement, dated as of February 13, 2024, by and between Aja Holdco, Inc., Perceptive Life Sciences Master Fund, Ltd and certain other investors thereto. (8)
10.21	Form of Convert Warrant Agreement. (8)
10.22	Form of Convert Guaranty. (8)
10.23	Form of Convert Security Document. (8)
10.24	Form of Convert Registration Rights Agreement. (8)
10.25	Form of New Adagio Convertible Promissory Note. (8)
10.26	Form of Adagio Stockholder Transaction Support Agreement. (8)
21	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97	Clawback Policy.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith.

(1)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on February 19, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2021.

(3)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022.

(4)	Incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2023.

(5)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2023.

(6)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on September 27, 2023.

(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 9, 2024.

(8)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K, filed with the SEC on February 14, 2024.

(9)	Incorporated by reference to the registrant's Current Report on Form 8-K, filed with the SEC on February 28, 2024

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARYA SCIENCES ACQUISITION CORP IV /s/ Michael Altman
March 28, 2024	Name: Michael Altman Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph Edelman	Chairman of the Board of Directors	March 28, 2024
Joseph Edelman

/s/ Adam Stone	Chief Executive Officer and Director	March 28, 2024
Adam Stone	(Principal Executive Officer)

/s/ Michael Altman	Chief Financial Officer and Director	March 28, 2024
Michael Altman	(Principal Financial and Accounting Officer)

/s/ Todd Wider	Director	March 28, 2024
Todd Wider

/s/ Leslie Trigg	Director	March 28, 2024
Leslie Trigg

/s/ Michael Henderson	Director	March 28, 2024
Michael Henderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ARYA Sciences Acquisition Corp IV:
Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arya Sciences Acquisition Corp IV (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 2, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

 New York, New York
March 28, 2024

PCAOB ID Number 100

ARYA SCIENCES ACQUISITION CORP IV
BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$20,191	$91,049
Prepaid expenses	56,547	55,400
Total current assets	76,738	146,449
Cash and investments held in Trust Account	40,575,949	151,628,894
Total Assets	$40,652,687	$151,775,343

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$130,524	$65,892
Accrued expenses	9,837,703	5,994,774
Due to related party	210,000	90,000
Convertible promissory note - related party	2,175,000	120,000
Total current liabilities	12,353,227	6,270,666
Deferred underwriting commissions	2,616,250	2,616,250
Total liabilities	14,969,477	8,886,916

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 3,690,831 and 14,950,000 shares subject to possible redemption at approximately $10.97 and $10.30 per share as of December 31, 2023 and 2022, respectively	40,475,949	151,528,894

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2023 and 2022	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding (excluding 3,690,831 and 14,950,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding as of December 31, 2023 and 2022, respectively	374	374
Additional paid-in capital	—	—
Accumulated deficit	(14,793,163)	(8,640,891)
Total shareholders’ deficit	(14,792,739)	(8,640,467)
Total Liabilities and Shareholders’ Deficit	$40,652,687	$151,775,343

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP IV
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

General and administrative expenses	$4,752,272	$1,009,074
Loss from operations	(4,752,272)	(1,009,074)
Interest earned on cash and investments held in Trust Account	2,618,937	2,076,558
Net (loss) income	$(2,133,335)	$1,067,484

Basic and diluted weighted average shares outstanding of Class A ordinary shares	6,071,500	15,449,000
Basic and diluted net (loss) income per share, Class A ordinary share	$(0.22)	$0.06
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,737,500
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.22)	$0.06

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP IV
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$—	$(10,295,731)	$(10,295,307)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	587,356	587,356
Net income	—	—	—	—	—	1,067,484	1,067,484
Balance – December 31, 2022	499,000	50	3,737,500	374	—	(8,640,891)	(8,640,467)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(4,018,937)	(4,018,937)
Net loss	—	—	—	—	—	(2,133,335)	(2,133,335)
Balance – December 31, 2023	499,000	$50	3,737,500	$374	$—	$(14,793,163)	$(14,792,739)

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP IV
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,133,335)	$1,067,484
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(2,618,937)	(2,076,558)
Changes in operating assets and liabilities:
Prepaid expenses	(1,147)	313,397
Accounts payable	64,632	(107,181)
Accrued expenses	3,842,929	227,665
Due to related party	120,000	90,000
Net cash used in operating activities	(725,858)	(485,193)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,400,000)	—
Cash withdrawn from Trust Account for redemption	115,071,882	—
Net cash provided by investing activities	113,671,882	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	2,055,000	120,000
Redemption of Class A ordinary shares	(115,071,882)	—
Offering costs paid	—	(45,000)
Net cash (used in) provided by financing activities	(113,016,882)	75,000

Net change in cash	(70,858)	(410,193)
Cash - beginning of the year	91,049	501,242
Cash - end of the year	$20,191	$91,049

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

All activity for the period from August 24, 2020 (inception) through December 31, 2023 was related to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments or cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.

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
DECEMBER 31, 2023
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

These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering and subsequently amended in connection with the adoption of Extension Amendment Proposal described below (as amended from time to time, the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares they hold in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete its Business Combination within the time period during which the Company is required to consummate a Business Combination pursuant to the Amended and Restated Memorandum and Articles of Association (the “Business Combination Period”), or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within the Business Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Business Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Business Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Business Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the assets in the Trust Account, in each case net of the interest that may be withdrawn to pay for the Company’s tax obligations. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

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

On February 28, 2023, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Previous Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Previous Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024 or a total of up to thirty-six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto or the Amended and Restated Memorandum and Articles of Association have been amended prior thereto in order to further extend the Termination Date (see Note 9) (the “Extension Amendment Proposal”). In connection with the initial three-month extension from the Original Termination Date to the Previous Articles Extension Date the Sponsor made an initial deposit into the Trust Account of $420,000 in exchange for the Second Convertible Promissory Note (as defined below). In connection with any subsequent optional monthly extensions following the Previous Articles Extension Date, the Sponsor made deposits of $140,000 per month into the Trust Account, as provided for in the amendment to the Amended and Restated Memorandum and Articles of Association that was adopted on February 28, 2023.

The Company approved one-month extensions on June 2, 2023, July 2, 2023, August 2, 2023, September 2, 2023, October 2, 2023, November 2, 2023 and December 2, 2023. In connection with the extensions on June 2, 2023, July 2, 2023, August 2, 2023, and September 2, 2023, the Company drew an aggregate amount of $560,000 from the Second Convertible Promissory Note in the principal amount of up to $1,680,000. In connection with the extensions on October 2, 2023, November 2, 2023 and December 2, 2023, the Company drew an aggregate amount of $420,000 from the Third Promissory Note (as defined below). The Company also drew additional funds under the Second Convertible Promissory Note and the Third Promissory Note in view of funding the Company’s ongoing working capital (for more information see Note 4).

As contemplated by the Amended and Restated Memorandum and Articles of Association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the Extension Amendment Proposal. On February 28, 2023, the Extension Amendment Proposal was adopted and 11,259,169 Public Shares were redeemed for an aggregate amount of $115,071,882. Following the adoption of the Extension Amendment Proposal, the Company has 4,189,831 Class A ordinary shares, including 3,690,831 Public Shares and 499,000 Private Placement Shares, and 3,737,500 Class B ordinary shares issued and outstanding. See “Note 9 – Subsequent Events” for more information on (i) additional redemptions in connection with the second amendment of the Amended and Restated Memorandum and Articles of Association to further extend the time period the Company has to consummate a Business Combination following March 2, 2024, and (ii) additional draws under the Third Promissory Note to fund additional one-month extensions that were approved subsequently to the date of financial statements included herein on January 2, 2024 and February 2, 2024.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Going Concern

As of December 31, 2023, the Company had $20,191 in its operating bank account and working capital deficit of $12,276,486.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), the proceeds from the consummation of the Private Placement not held in the Trust Account, the First Convertible Promissory Note and the Second Convertible Promissory Note. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, affiliates of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2023 and 2022, there were $2,175,000 and $120,000 of borrowings outstanding under the First Convertible Promissory Note, Second Convertible Promissory Note and Third Convertible Promissory Note (see Note 4 for additional information).

The Company cannot provide any assurance that new financing along the lines detailed above will be available to it on commercially acceptable terms, if at all. Further, the Company has until the end of the Business Combination Period to consummate a Business Combination, but the Company cannot provide assurance that it will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Business Combination Period. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after the end of the Business Combination Period, nor do these financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023. As of December 31, 2022, the Company had no cash equivalents, aside from the cash maintained in the Trust Account (see Note 8).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Trust Account

Initially, the  Company’s portfolio of investments was comprised of U.S. Treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income and unrealized gain on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described above (see Note 1).

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

As of December 31, 2023 and 2022, the carrying values of cash, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. As of December 31, 2022, the Company’s investments held in Trust Account were comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and were recognized at fair value. The fair value of investments held in Trust Account was determined using quoted prices in active markets. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described above (see Note 1).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 3,690,831 and 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
DECEMBER 31, 2023
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

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(1,320,475)	$(812,860)	$859,540	$207,944
Denominator:
Basic and diluted weighted average shares outstanding	6,071,500	3,737,500	15,449,000	3,737,500

Basic and diluted net (loss) income per ordinary share	$(0.22)	$(0.22)	$0.06	$0.06

Recent Accounting Standards

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
DECEMBER 31, 2023
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, affiliates of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay any Working Capital Loans that may have been extended to the Company by the Sponsor, affiliates of the Sponsor, or the Company’s officers and directors out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay any Working Capital Loans but no proceeds held in the Trust Account would be used to repay such Working Capital Loans. Except for the terms of the First Convertible Promissory Note, the Second Convertible Promissory Note and the Third Promissory Note, each as further described below, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to any other loans between the Company and the Sponsor, affiliates of the Sponsor, or the Company’s officers and directors. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except as described below, as of December 31, 2023 and 2022, the Company had no other outstanding borrowings under Working Capital Loans.

On November 7, 2022, the Company issued an unsecured convertible promissory note (the “First Convertible Promissory Note”) to the Sponsor, pursuant to which the Company borrowed $120,000 (the “First Convertible Working Capital Loan”) from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Working Capital Shares”) at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Registration and Shareholders Rights Agreement”). Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Letter Agreement”). As of December 31, 2023 and 2022, there were $120,000 and $120,000 of borrowings outstanding under the First Convertible Promissory Note, respectively.

On February 28, 2023, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in connection with the Extension Amendment Proposal, pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association (as amended following the adoption of the Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination (the “Second Convertible Promissory Note”). Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. This working capital loan outstanding pursuant to the Second Convertible Promissory Note (the “Second Working Capital Loan”) will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant the Registration and Shareholders Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. See Note 9 for information on the amendment to the Second Promissory Note that was adopted in connection with a proposed Business Combination.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
On April 18, 2023, June 2, 2023, July 6, 2023, August 2, 2023 and September 5, 2023, the Company withdrew an additional $400,000, $140,000, $140,000, $140,000 and $165,000, respectively, from the Second Convertible Promissory Note (see Note 1). As of December 31, 2023 and 2022, $1,585,000 and $0, respectively, were drawn under the Second Convertible Promissory Note.

On September 27, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Third Promissory Note”), pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the deposits required to be made into the Company’s trust account in connection with the monthly extensions of the time period during which the Company may consummate a business combination in accordance with the Company’s amended and restated memorandum and articles of association, as amended during the shareholder meeting on February 28, 2023. This working capital loan outstanding pursuant to the Third Promissory Note (the “Third Working Capital Loan”) will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default. On October 2, 2023, November 2, 2023 and December 2, 2023, the Company approved the fifth, sixth and seventh one-month extension of the Business Combination Period, respectively. In connection with such extensions of the Business Combination Period to January 2, 2024, the Company drew an aggregate amount of $420,000 from the Third Promissory Note. As provided for in the Company’s amended and restated memorandum and articles of association, the Company deposited the extension funds into the trust account that was established by the Company in connection with its Initial Public Offering. The Company also drew an aggregate of $50,000 under the Third Promissory Note for working capital purposes. As of December 31, 2023, $470,000 was drawn under the Third Promissory Note. See Note 9 for information on the amendment to the Third Promissory Note that was adopted in connection with a proposed Business Combination and for information on the Fourth Promissory Note (as defined below) that was adopted subsequently to date of the financial statements included herein.
Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $120,000 and $120,000 in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had $210,000 and $90,000, respectively, included in due to related party on the balance sheets.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares and Private Placement Shares, including Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to the Registration and Shareholders Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the Registration and Shareholders Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. See Note 9 for information on the Investor Rights Agreement that was executed in connection with a proposed Business Combination and that will replace the Registration and Shareholders Rights Agreement in connection with the closing of the proposed Business Combination.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Public Shares to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On March 2, 2021, the underwriters fully exercised the over-allotment option.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2023 and 2022, there were 3,690,831 and 14,950,000 Class A ordinary shares subject to possible redemption.

The Public Shares issued in the Initial Public Offering in connection with the over-allotment exercise were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$149,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,734,896)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,147,540
Plus:
Waiver of deferred underwriting commissions	2,616,250
Class A ordinary shares subject to possible redemption at December 31, 2022	151,528,894
Less:
Redemption of Class A ordinary shares	(115,071,882)
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	4,018,937
Class A ordinary shares subject to possible redemption at December 31, 2023	$40,475,949

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 4,189,831 and 15,449,000 Class A ordinary shares issued and outstanding, of which 3,690,831 and 14,950,000 shares, respectively, were subject to possible redemption and classified in temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 4).

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders at a general meeting of the Company. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Note 8 – Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$151,628,280	$—	$—
Cash equivalents – money market funds	614	—	—
	$151,628,894	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There was a transfer of U.S. Treasury securities to cash during the year ended December 31, 2023, the amount held in trust are no longer fair valued. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the Extension Amendment Proposal described above (see Note 1). There were no transfers between levels of the hierarchy for the year ended December 31, 2022.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued and has concluded that, other than the events described below, all such events that would require recognition or disclosure have been recognized or disclosed.

Extension Payments

On January 2, 2024, the Company approved the eighth one-month extension of the Business Combination Period. In connection with this extension of the Business Combination Period to February 2, 2024, the Company drew an aggregate of $140,000 from the Third Promissory Note. As provided for in the Amended and Restated Memorandum and Articles of Association, the Company will deposit the $140,000 into the Trust Account. The Company also drew $100,000 under the Third Promissory Note for general working capital purposes.

On February 2, 2024, the Company approved the ninth one-month extension of the time during which it may consummate an initial business combination. In connection with this extension of the Business Combination Period to March 2, 2024, the Company drew an aggregate of $140,000 from the Third Promissory Note. As provided for in the Amended and Restated Memorandum and Articles of Association, the Company will deposit the $140,000 into the Trust Account. The Company also drew $50,000 under the Third Promissory Note for general working capital purposes.

The one-month extensions on January 2  2024 and February 2, 2024 are the eighth and ninth one-month extensions, respectively, permitted under the Amended and Restated Memorandum and Articles of Association.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
The Company’s Promissory Notes

On February 8, 2024, the Company issued an unsecured convertible promissory note to the Sponsor (the “Fourth Promissory Note”), pursuant to which the Company may borrow $1,000,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in order to extend the time period during which the Company may consummate a Business Combination (the “Fourth Working Capital Loan”) in accordance with the Amended and Restated Memorandum and Articles of Association. The Fourth Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Fourth Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Fourth Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Fourth Promissory Note). Any Working Capital Shares issuable upon conversion of the Fourth Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. As of the date of this Report, $540,000 was drawn under the Fourth Promissory Note.

On February 13, 2024, the Company and the Sponsor entered into an amendment to the Second Convertible Promissory Note, pursuant to which the total principal amount up to $1,680,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares.

On February 13, 2024, the Company and the Sponsor amended and restated the Third Promissory Note to provide that the total principal amount loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares.

Business Combination Agreement

On February 13, 2024, the Company, Aja Holdco, Inc., a Delaware corporation (“ListCo”), ARYA Merger Sub, a Cayman Islands exempted company (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation (“Adagio Merger Sub”), and Adagio Medical, Inc. (“Adagio”) entered into a business combination agreement (the “Business Combination Agreement”), in connection with a proposed business combination (the “Proposed Adagio Business Combination”), which contains certain customary representations, warranties, and covenants by the parties thereto. As further described in the Business Combination Agreement, the closing of the Proposed Adagio Business Combination (the “Closing”) is subject to certain customary conditions and risks.

The Business Combination Agreement provides, among other things, for the consummation of the following transactions:

1.
ARYA Merger Sub will merge with and into the Company (the “ARYA Merger”) and Adagio Merger Sub will merge with and into Adagio (the “Adagio Merger” and, together with the ARYA Merger, the “Mergers”), with the Company and Adagio surviving the Mergers and, after giving effect to such Mergers, each of the Company and Adagio becoming a wholly owned subsidiary of ListCo, on the terms and subject to the conditions in the Business Combination Agreement;

2.
(i) each issued and outstanding Class A ordinary share will be automatically cancelled, extinguished and converted into the right to receive one share of common stock, par value $0.0001 per share, of ListCo after giving effect to the consummation of the transactions contemplated by the Business Combination Agreement (“New Adagio”) (the “New Adagio Common Stock”) and (ii) each issued and outstanding Class B ordinary share will be automatically cancelled, extinguished and converted into the right to receive one share of New Adagio Common Stock, other than 1,000,000 Class B ordinary shares that will be forfeited by the Sponsor, and issued to PIPE Investors (as defined below), including Perceptive Life Sciences Master Fund, Ltd, a Cayman Islands exempted company (the “Perceptive PIPE Investor”). 1,147,500 shares of New Adagio Common Stock issuable to the Sponsor will be subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the Closing, the post-closing share price of New Adagio equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”);

3.
(i) each warrant of Adagio will be either (x) terminated, or (y) “net” exercised in exchange for shares of common stock, par value $0.01 per share, of Adagio (“Adagio Common Stock”); (ii) all issued and outstanding unsecured convertible promissory notes of Adagio (excluding the convertible notes issued by Adagio to the Perceptive PIPE Investor pursuant to the note purchase agreements dated April 4, 2023 and November 28, 2023, between Adagio and the Perceptive PIPE Investor (collectively, the “2023 Bridge Financing Notes”) and the 2024 Bridge Financing Notes (as defined below)) (the “Adagio Convertible Notes”), including any accrued and unpaid interest thereon, will be automatically and fully converted into shares of Adagio Common Stock in accordance with the terms of such Adagio Convertible Notes and such Adagio Convertible Notes will be cancelled, satisfied, extinguished, discharged and retired in connection with such conversion (the “Adagio Convertible Notes Conversion”); (iii) each share of preferred stock, par value $0.001 per share, of Adagio (the “Adagio Preferred Stock”) that is issued and outstanding will be automatically converted into shares of Adagio Common Stock and each such share of Adagio Preferred Stock will be cancelled; (iv) all issued and outstanding shares of Adagio Common Stock (other than treasury shares and shares with respect to which appraisal rights under the Delaware General Corporation Law, as amended, are properly exercised and not withdrawn) will be automatically cancelled, extinguished and converted into the right to receive shares of New Adagio Common Stock based on the exchange ratio set forth in the Business Combination Agreement; (v) each issued, outstanding and unexercised option to purchase Adagio Common Stock (“Adagio Option”) that is vested as of such time or will vest in connection with, or after taking into account the effect of, the consummation of the transactions contemplated by the Business Combination Agreement with an aggregate value that exceeds the aggregate exercise price of such Adagio Option (each an “In-the-Money Adagio Option”) will be cancelled and extinguished in exchange for options to purchase shares of New Adagio Common Stock, and each issued and outstanding Adagio equity award (other than an In-the-Money Adagio Option) will automatically be canceled and extinguished for no consideration and each holder thereof will cease to have any rights with respect thereto.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, each holder of Class B ordinary shares (the “Other Class B Shareholders” and with the Sponsor, the “Class B Shareholders”), including the Company’s directors and officers (together with the Class B Shareholders, the “Insiders”), ListCo and Adagio entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) each Class B Shareholder agreed to vote in favor of each of the transaction proposals to be voted upon at the meeting of the Company’s shareholders, including the proposal to approve the Business Combination Agreement and the transactions contemplated thereby, (ii) each Class B Shareholder agreed to waive any adjustment to the conversion ratio set forth in the amended and restated memorandum and articles of association or any other anti-dilution or similar protection with respect to the Class B ordinary shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) each of the Insiders and the Company agreed to terminate the lock-up provisions contained in the certain letter agreement between the Company, the Sponsor and the directors and officers of the Company, and to replace such lock-up provisions with the transfer restrictions included in the Investor Rights Agreement (as defined below) and to waive the adjustment or anti-dilution protections contained in the Amended and Restated Memorandum and Articles of Association, (iv) each Class B Shareholder agreed to be bound by certain transfer restrictions with respect to his, her or its shares in the Company prior to the Closing, (v) the Sponsor agreed that 1,147,500 shares of New Adagio Common Stock issued to the Sponsor will be subject to Share Trigger Price Vesting, and (vi) the Sponsor has agreed to irrevocably forfeit, surrender and transfer to the Company for no consideration 1,000,000 Class B ordinary shares, which will be issued by ListCo to the PIPE Investors, including the Perceptive PIPE Investor.

Adagio Stockholder Transaction Support Agreements

Pursuant to the Business Combination Agreement, certain stockholders of Adagio entered into transaction support agreements (collectively, the “Adagio Transaction Support Agreements”) with the Company and Adagio, pursuant to which such stockholders of Adagio agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) be bound by certain covenants and agreements related to the Proposed Adagio Business Combination.

PIPE Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, ListCo and the Company entered into Subscription Agreements (the “Subscription Agreements”) with the Perceptive PIPE Investor and certain other investors (the “Other PIPE Investors,” and, together with the Perceptive PIPE Investor, the “PIPE Investors”), pursuant to which the PIPE Investors committed financing valued at approximately $45,000,000, which includes (i) commitments by certain investors to subscribe for and purchase Class A ordinary shares in the open market and not to redeem such shares prior to the date the Closing occurs (the “Closing Date”), (ii) non-redemption commitments by certain investors, (iii) the contribution of $23,000,000 of 2023 Bridge Financing Notes to ListCo, and (iv) an additional cash investment by the Perceptive PIPE Investor of approximately $8.1 million (which amount may be reduced by up to approximately $1,070,575 subject to Additional Financing being raised prior to Closing), as described in more detail below (together, the “PIPE Financing”). In connection with the PIPE Financing, certain PIPE Investors will also be issued warrants to purchase shares of New Adagio Common Stock at $10.00 per share, subject to adjustment (the “Warrants”) and/or Pre-Funded Warrants (as defined below). As provided for in the Subscription Agreements, the number of shares of New Adagio Common Stock and Warrants issuable to the PIPE Investors will depend on the redemption value of the Class A ordinary shares at Closing, the average per share price of the Class A ordinary shares purchased by certain PIPE Investors in the open market and the amount of interest on the 2023 Bridge Financing Notes that will have accrued and be unpaid at Closing and be contributed to ListCo in exchange for shares of New Adagio Common Stock. In connection with the PIPE Financing, certain PIPE Investors also committed to purchase pre-funded warrants, which are exercisable for a nominal exercise price of $0.01 (the “Pre-Funded Warrants,” and together with the Warrants, the “PIPE Warrants”). The shares of New Adagio Common Stock and PIPE Warrants to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the PIPE Investors certain registration rights in connection with the PIPE Financing. The PIPE Financing is contingent upon, among other things, the substantially concurrent Closing.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Convertible Security Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, certain investors, including the Perceptive PIPE Investor (the “Convert Investors”), executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo will issue on the Closing Date to the Convert Investors $20,000,000 aggregate principal amount of 13% senior secured convertible notes (the “New Adagio Convertible Notes”), which will be convertible into shares of New Adagio Common Stock at a conversion price of $10.00 per share, subject to adjustment (the “Conversion Shares”), and 1,500,000 warrants (the “Convert Warrants”), which will be exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment (the “Base Convert Financing”), and will expire on the seventh anniversary of the Closing. Such $20,000,000 investment in New Adagio Convertible Notes includes the Perceptive Convertible Note Commitment (as defined below) and includes the conversion of the 2024 Bridge Financing Notes (as defined below) into New Adagio Convertible Notes at Closing, subject in each case to Additional Financing (as defined below) being raised prior to Closing, as further described below. The New Adagio Convertible Notes will have a maturity of 3 years and nine months after Closing and interest will be payable in cash or compound as additional principal outstanding. As described above, in connection with the execution of the Convertible Security Subscription Agreement, the Perceptive PIPE Investor also purchased a $7,000,000 convertible promissory note of Adagio (the “2024 Bridge Financing Notes”) pursuant to a note purchase agreement, dated February 13, 2024, by and among the Perceptive PIPE Investor, Adagio and ListCo (the “2024 Bridge Financing Notes Subscription Agreement”). On the Closing Date, pursuant to the terms of the 2024 Bridge Financing Notes and the 2024 Bridge Financing Note Subscription Agreement, the 2024 Bridge Financing Notes will convert into New Adagio Convertible Notes and Convert Warrants, and the Perceptive PIPE Investor will subscribe for $5,500,000 aggregate principal amount of New Adagio Convertible Notes and 937,500 Convert Warrants, on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement (such additional investment by the Perceptive PIPE Investor, the “Perceptive Convertible Note Commitment,” and together with the Base Convert Financing, the “Convertible Security Financing”). Subject to the Company and New Adagio receiving any new financing or commitment for financing (any such financing, an “Additional Financing”), whether in the form of equity, debt or convertible debt, before the Closing Date, the Perceptive PIPE Investor may request that on the Closing Date the 2024 Bridge Financing Note is repaid, the Perceptive Convertible Note Commitment is reduced or a combination of both. The New Adagio Convertible Notes and the Convert Warrants issuable in connection with the Convertible Security Financing have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the Convert Investors certain registration rights in connection with the Convertible Security Financing. The Convertible Security Financing is contingent upon, among other things, the substantially concurrent Closing.

Pursuant to the terms of the Convertible Security Subscription Agreement, on the Closing Date, ListCo, certain of its subsidiaries (other than Adagio Medical GmbH, a company organized under the laws of Germany and an excluded subsidiary thereunder) (the “Subsidiaries”) and Allegro Management LLC, as the collateral agent (the “Collateral Agent”) on behalf of the Convert Investors, will enter into a security and pledge agreement (the “Convert Security Document”), pursuant to which ListCo and the Subsidiaries will (i) pledge the equity interests in the Subsidiaries to the Collateral Agent, (ii) pledge all of their respective promissory notes, securities and other instruments evidencing indebtedness to the Collateral Agent, and (iii) grant to the Collateral Agent a security interest in and lien on all of their respective personal property and assets, including, among other items, all of their deposit accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom, in each case subject to customary exceptions, all as set forth in the form of the Convert Security Document.  Additionally, pursuant to the terms of the Convertible Security Subscription Agreement, on the Closing Date, the Subsidiaries will deliver a guaranty (the “Convert Guaranty”) to the Collateral Agent pursuant to which the Subsidiaries will, jointly and severally, guaranty ListCo’s obligation to repay the New Adagio Convertible Notes and all other obligations of ListCo under the Convertible Security Subscription Agreement and the New Adagio Convertible Notes and other related transaction documents, as set forth in the form of the Convert Guaranty. Any additional subsidiaries of ListCo formed or acquired after the closing date will be required to join the Convert Guaranty as additional guarantors.

Convert Registration Rights Agreement

The Conversion Shares, the Convert Warrants, the Convert Warrant Shares, the New Adagio Convertible Notes and any capital stock of ListCo issued or issuable with respect to the Conversion Shares, have not been registered under the Securities Act. In connection with the Convertible Security Subscription Agreement, ListCo and the Convert Investors agreed to enter into a Registration Rights Agreement (the “Convert Registration Rights Agreement”), pursuant to which ListCo will be required to file a registration statement on Form S-3 or, if not available, Form S-1 (the “Convert Registration Statement”) with the SEC to register for resale all of the Registrable Securities (as defined in the Convert Registration Rights Agreement), as soon as practicable, but in no event later than the Filing Deadline (as defined in the Convert Registration Rights Agreement). In the event that the number of shares registered for resale under the Convert Registration Statement is insufficient to cover all of the Registrable Securities, ListCo will amend the Registration Statement or file with the SEC a new registration statement to cover at least the Required Registration Amount (as defined in the Convert Registration Rights Agreement) as of the trading day immediately preceding the date of the filing of such amendment or new registration statement, as soon as practicable, but in any event not later than 15 days after the necessity therefor arises. If ListCo fails to file the Convert Registration Statement when required, fails to obtain effectiveness by SEC when required or fails to maintain the effectiveness of the Convert Registration Statement pursuant to the terms of Section 2(e) of the Convert Registration Rights Agreement, then as partial relief for the damages to any holder by reason of any such delay in or reduction of, its ability to sell the underlying shares of New Adagio Common Stock, ListCo will be required to pay each holder of Registrable Securities relating to such Convert Registration Statement an amount equal to one percent of such Convert Investor’s original principal amount according to the timelines laid out in Section 2(e) of the Convert Registration Rights Agreement.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023
Investor Rights Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, ListCo, the Perceptive PIPE Investor, the Sponsor, the Other Class B Shareholders and certain Adagio stockholders entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, the Perceptive PIPE Investor, the Sponsor, the Other Class B Shareholders and certain Adagio stockholders and investors in the Convertible Security Financing will be granted certain customary registration rights. Further, subject to customary exceptions set forth in the Investor Rights Agreement, the shares of New Adagio Common Stock beneficially owned or owned of record by the Sponsor, the Perceptive PIPE Investor, certain officers and directors of the Company and New Adagio (including any shares of New Adagio Common Stock issued pursuant to the Business Combination Agreement or the PIPE Financing) will be subject to a lock-up period beginning on the Closing Date until the date that is the earlier of (i) 365 days following the Closing Date (or six months after the Closing Date, in the case of Olav Bergheim, John Dahldorf, Hakon Bergheim, Todd Wider, Michael Henderson and Leslie Trigg) or (ii) the first date subsequent to the Closing Date with respect to which the closing price of the shares of New Adagio Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

Adoption of Second Extension Amendment Proposal

On February 27, 2024, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to the Amended and Restated Memorandum and Articles of Association to extend the Termination Date from March 2, 2024 (the “Previous Termination Date”) to April 2, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2025 or a total of up to forty-eight months from the closing of the initial public offering, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). In connection with the initial one-month extension from the Previous Termination Date to the Articles Extension Date, the Company made a deposit into the Trust Account of $111,000 and drew down on the Fourth Promissory Note to finance this deposit. In connection with any subsequent optional monthly extensions following the Articles Extension Date, the Sponsor is expected to make deposits of $111,000 per month into the Trust Account and borrow the necessary funds from the Sponsor in the form of convertible notes, as provided for in the amendment to the Amended and Restated Memorandum and Articles of Association that was adopted on February 27, 2024.

As contemplated by the Amended and Restated Memorandum and Articles of Association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the Second Extension Amendment Proposal. On February 27, 2024, the Second Extension Amendment Proposal was adopted and 390,815 Public Shares were redeemed for an aggregate amount of approximately $4,358,804. Following the adoption of the Second Extension Amendment Proposal, the Company had 3,799,016 Class A ordinary shares, including 3,300,016 Public Shares and 499,000 private placement shares, and 3,737,500 Class B ordinary shares issued and outstanding. Following the approval of the Second Extension Amendment Proposal, the ordinary shares held by the initial shareholders represented 56.2% of the issued and outstanding ordinary shares (including Private Placement Shares).