Form 10-Q
period 2024-03-31
ARYA Sciences Acquisition Corp IV
filed 2024-05-20
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

As of May 20, 2024, 3,799,016 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP IV
Form 10-Q
For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ARYA SCIENCES ACQUISITION CORP IV
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash	$87,505	$20,191
Prepaid expenses	53,399	56,547
Total current assets	140,904	76,738
Cash held in Trust Account	37,119,896	40,575,949
Total Assets	$37,260,800	$40,652,687

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$157,777	$130,524
Accrued expenses	8,602,809	9,837,703
Due to related party	240,000	210,000
Convertible promissory note - related party	3,145,000	2,175,000
Total current liabilities	12,145,586	12,353,227
Deferred underwriting commissions	2,616,250	2,616,250
Total liabilities	14,761,836	14,969,477

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 3,300,016 and 3,690,831 shares subject to possible redemption at approximately $11.22 and $10.97 per share as of March 31, 2024 and December 31, 2023, respectively	37,019,896	40,475,949

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding (excluding 3,300,016 and 3,690,831 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	374	374
Additional paid-in capital	517,654	—
Accumulated deficit	(15,039,010)	(14,793,163)
Total shareholders’ deficit	(14,520,932)	(14,792,739)
Total Liabilities and Shareholders’ Deficit	$37,260,800	$40,652,687

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023

General and administrative expenses	$611,740	$968,597
Income (loss) from operations	(611,740)	(968,597)
Gain on extinguishment of accrued legal expenses	1,274,547	—
Open Market Subscription Agreement expense	(1,420,405)	—
Interest earned on cash and investments held in Trust Account	511,751	1,128,846
Net income (loss)	$(245,847)	$160,249

Basic and diluted weighted average shares outstanding of Class A ordinary shares	4,046,532	11,322,046
Basic and diluted net income (loss) per share, Class A ordinary share	$(0.03)	$0.01
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,737,500
Basic and diluted net income (loss) per share, Class B ordinary share	$(0.03)	$0.01

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	499,000	$50	3,737,500	$374	$—	$(14,793,163)	$(14,792,739)
Open Market Subscription Agreement expense	—	—	—	—	1,420,405	—	1,420,405
Adjustment of accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(902,751)	-	(902,751)
Net loss	—	—	—	—	—	(245,847)	(245,847)
Balance – March 31, 2024 (unaudited)	499,000	$50	3,737,500	$374	$517,654	$(15,039,010)	$(14,520,932)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	499,000	$50	3,737,500	$374	$—	$(8,640,891)	$(8,640,467)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,548,845)	(1,548,845)
Net income	—	—	—	—	—	160,249	160,249
Balance – March 31, 2023 (unaudited)	499,000	50	3,737,500	374	—	(10,029,487)	(10,029,063)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(245,847)	$160,249
Adjustments to reconcile net income to net cash used in operating activities:
Gain on extinguishment of legal expenses	(1,274,547)	—
Open Market Subscription Agreement expense	1,420,405	—
Interest earned on cash and investments held in Trust Account	(511,751)	(1,128,846)
Changes in operating assets and liabilities:
Prepaid expenses	3,149	1,250
Accounts payable	27,253	2,921
Accrued expenses	39,652	723,399
Due to related party	30,000	30,000
Net cash used in operating activities	(511,686)	(211,027)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(391,000)	(420,000)
Cash withdrawn from Trust Account for redemption	4,358,804	115,071,882
Net cash provided by financing activities	3,967,804	114,651,882

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	970,000	600,000
Redemption of Class A ordinary shares	(4,358,804)	(115,071,882)
Net cash used in financing activities	(3,388,804)	(114,471,882)

Net change in cash	67,314	(31,027)
Cash - beginning of the period	20,191	91,049
Cash - end of the period	$87,505	$60,022

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024

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

All activity for the period from August 24, 2020 (inception) through March 31, 2024 was related to the Company’s formation and initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments or cash held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.

The Company has one wholly owned subsidiary, Aja Holdco, Inc., a Delaware corporation (“ListCo”), formed on December 19, 2023. As of March 31, 2024, ListCo, which is included in the Company’s unaudited consolidated condensed financial statements, had no material activity.

The Company’s sponsor is ARYA Sciences Holdings IV, a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2021.  On March 2, 2021, the Company consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions (see Note 5). On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination (the “Waiver”). In connection with the Waiver, the underwriter also agreed that (i) the Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 499,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company, acting as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the First Extension Amendment Proposal described below. For more information on the partial liquidation of the Trust Account in connection with the adoption of the First Extension Amendment Proposal and the related redemption of Class A ordinary shares, see below.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of its Initial Public Offering (as discussed in Note 5).

These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering and subsequently amended in connection with the adoption of First Extension Amendment Proposal and Second Extension Amendment Proposal described below (as amended from time to time, the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares they hold in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Business Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Business Combination Period. The underwriters of the Initial Public Offering agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Business Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the assets in the Trust Account, in each case net of the interest that may be withdrawn to pay for the Company’s tax obligations. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

On February 28, 2023, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Previous Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Previous Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024 or a total of up to thirty-six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto or the Amended and Restated Memorandum and Articles of Association have been amended prior thereto in order to further extend the Termination Date (the “First Extension Amendment Proposal”). In connection with the initial three-month extension from the Original Termination Date to the Previous Articles Extension Date the Sponsor made an initial deposit into the Trust Account of $420,000 in exchange for the Second Convertible Promissory Note (as defined below). In connection with any subsequent optional monthly extensions following the Previous Articles Extension Date, the Sponsor made deposits of $140,000 per month into the Trust Account, as provided for in the amendment to the Amended and Restated Memorandum and Articles of Association that was adopted on February 28, 2023.

The Company approved one-month extensions on June 2, 2023, July 2, 2023, August 2, 2023, September 2, 2023, October 2, 2023, November 2, 2023, December 2, 2023, January 2, 2024 and February 2, 2024. In connection with the extensions on June 2, 2023, July 2, 2023, August 2, 2023, and September 2, 2023, the Company drew an aggregate amount of $560,000 from the Second Convertible Promissory Note in the principal amount of up to $1,680,000. In connection with the extensions on October 2, 2023, November 2, 2023 and December 2, 2023, January 2, 2024 and February 2, 2024, the Company drew an aggregate amount of $900,000 from the Third Promissory Note (as defined below). The Company also drew additional funds under the Second Convertible Promissory Note and the Third Promissory Note in view of funding the Company’s ongoing working capital (for more information see Note 4).

As contemplated by the Amended and Restated Memorandum and Articles of Association, the holders of Public Shares were able to elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account in connection with the First Extension Amendment Proposal. On February 28, 2023, the First Extension Amendment Proposal was adopted and 11,259,169 Public Shares were redeemed for an aggregate amount of $115,071,882. Following the adoption of the First Extension Amendment Proposal, the Company has 4,189,831 Class A ordinary shares, including 3,690,831 Public Shares and 499,000 Private Placement Shares, and 3,737,500 Class B ordinary shares issued and outstanding. See below for more information on additional redemptions in connection with the second amendment of the Amended and Restated Memorandum and Articles of Association to further extend the time period the Company has to consummate a Business Combination following March 2, 2024.

On February 27, 2024, the Company held an extraordinary general meeting of shareholders to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the Termination Date by which the Company has to consummate a Business Combination from March 2, 2024 (the “Previous Termination Date”) to April 2, 2024 (the “Articles Extension Date”) and to allow the Company without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2025, or a total of up to twelve months after the Previous Termination Date, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). The Sponsor agreed that if the Second Extension Amendment Proposal (as defined below) was approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan $111,000 to be deposited into the Trust Account. In addition, in the event the Company does not consummate a Business Combination by the Articles Extension Date, the Lender will contribute to the Company as a loan for an aggregate deposit of up to $1,221,000 in eleven equal installments to be deposited into the Trust Account for each of the eleven one-month optional extensions following the Articles Extension Date. On February 9, 2024, the Company drew on the unsecured convertible promissory note, dated February 8, 2024, by and between the Company and the Sponsor (the “Fourth Convertible Promissory Note”) in order to fund the $111,000 monthly deposits into the Trust Account and the Sponsor has the option to convert any amounts outstanding under the Fourth Convertible Promissory Note into Class A ordinary shares, at a conversion price equal to $10.00 per share, in connection with a Business Combination.

On February 27, 2024, the Second Extension Amendment Proposal was adopted and 390,815 Public Shares were redeemed for an aggregate amount of approximately $4,358,804. Following the adoption of the Second Extension Amendment Proposal, the Company had 3,799,016 Class A ordinary shares, including 3,300,016 Public Shares and 499,000 private placement shares, and 3,737,500 Class B ordinary shares issued and outstanding. Following the approval of the Second Extension Amendment Proposal, the ordinary shares held by the initial shareholders represented 56.2% of the issued and outstanding ordinary shares (including Private Placement Shares). For more information on the extensions that were approved to extend the Business Combination Period beyond April 2, 2024, see Note 9.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
Going Concern

As of March 31, 2024, the Company had $87,505 in its operating bank account and working capital deficit of $12,004,682.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $161,000 from the Sponsor pursuant to the Note (as defined in Note 4), the proceeds from the consummation of the Private Placement not held in the Trust Account, the First Convertible Promissory Note, the Second Convertible Promissory Note, the Third Promissory Note and the Fourth Convertible Promissory Note. The Company fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, affiliates of the Sponsor, or the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2024 and December 31, 2023, there were $3,145,000 and $2,175,000 of borrowings outstanding under the First Convertible Promissory Note, Second Convertible Promissory Note, Third Promissory Note and Fourth Convertible Promissory Note (see Note 4 for additional information).

The Company cannot provide any assurance that new financing along the lines detailed above will be available to it on commercially acceptable terms, if at all. Further, the Company has until the end of the Business Combination Period to consummate a Business Combination, but the Company cannot provide assurance that it will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited consolidated condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Business Combination Period. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after the end of the Business Combination Period, nor do these unaudited consolidated condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been consolidated condensed or omitted from these unaudited consolidated condensed financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or any future periods.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2024.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Cash Balances

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Use of Estimates

The preparation of unaudited consolidated condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements. Actual results could differ from those estimates.

Trust Account

Initially, the Company’s portfolio of investments was comprised of U.S. Treasury securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income and unrealized gain on investments held in Trust Account in the accompanying consolidated condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company, acting as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the First Extension Amendment Proposal described above (see Note 1).

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
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

As of March 31, 2024 and December 31, 2023, the carrying values of cash, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The fair value of investments held in Trust Account was determined using quoted prices in active markets. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company, acting as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the First Extension Amendment Proposal described above (see Note 1).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 3,300,016 and 3,690,831 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with the Cayman Islands’ income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited consolidated condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
Net Income Per Ordinary Share

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income  by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$(127,804)	$(118,403)	$120,478	$39,771
Denominator:
Basic and diluted weighted average shares outstanding	4,046,532	3,737,500	11,322,046	3,737,500

Basic and diluted net income per ordinary share	$(0.03)	$(0.03)	$0.01	$0.01

Recent Accounting Standards

The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited consolidated condensed financial statements.

Note 3 – Initial Public Offering

On March 2, 2021, the Company consummated its Initial Public Offering of 14,950,000 Public Shares, including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions. For more information on the Waiver related to a portion of the deferred underwriting commissions that the Company received on August 8, 2022 and the partial liquidation of the Trust Account in connection with the adoption of the First Extension Amendment Proposal, the Second Extension Amendment Proposal and the related redemptions of Class A ordinary shares, also see Note 1 above.

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

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. For more information on how the transfer restrictions will be amended in connection with the Proposed Adagio Business Combination (as defined below) and the execution of the Investor Rights Agreement (as defined below), also see Note 5.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Related Party Loans

On March 2, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”) and the Company subsequently reclassified the outstanding amount due to the Sponsor as borrowing under the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $161,000 under the Note and fully repaid the Note upon closing of the Initial Public Offering. Subsequent to the repayment, the loan facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, affiliates of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay any Working Capital Loans that may have been extended to the Company by the Sponsor, affiliates of the Sponsor, or the Company’s officers and directors out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay any Working Capital Loans but no proceeds held in the Trust Account would be used to repay such Working Capital Loans. Except for the terms of the First Convertible Promissory Note, the Second Convertible Promissory Note, the Third Promissory Note and the Fourth Convertible Promissory Note, each as further described below, the terms of such Working Capital Loans have not been determined and no written agreements exist with respect to any other loans between the Company and the Sponsor, affiliates of the Sponsor, or the Company’s officers and directors. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except as described below, as of March 31, 2024 and December 31, 2023, the Company had no other outstanding borrowings under Working Capital Loans.

On November 7, 2022, the Company issued an unsecured convertible promissory note (the “First Convertible Promissory Note”) to the Sponsor, pursuant to which the Company borrowed $120,000 (the “First Convertible Working Capital Loan”) from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Class A ordinary shares, par value $0.0001 per share, of the Company (the “Working Capital Shares”) at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Registration and Shareholders Rights Agreement”). Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Letter Agreement”). As of March 31, 2024 and December 31, 2023, there were $120,000 of borrowings outstanding under the First Convertible Promissory Note.

On February 28, 2023, the Company issued a non-interest bearing, unsecured convertible promissory note to the Sponsor in connection with the First Extension Amendment Proposal, pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its Amended and Restated Memorandum and Articles of Association (as amended following the adoption of the First Extension Amendment Proposal at the Company’s extraordinary general meeting of shareholders on February 28, 2023) and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination (the “Second Convertible Promissory Note”). Up to $1,380,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. This working capital loan outstanding pursuant to the Second Convertible Promissory Note (the “Second Working Capital Loan”) will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant the Registration and Shareholders Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
On April 18, 2023, June 2, 2023, July 6, 2023, August 2, 2023 and September 5, 2023, the Company withdrew an additional $400,000, $140,000, $140,000, $140,000 and $165,000, respectively, from the Second Convertible Promissory Note (see Note 1). As of March 31, 2024 and December 31, 2023, $1,585,000 were drawn under the Second Convertible Promissory Note.

On September 27, 2023, the Company issued an unsecured promissory note to the Sponsor (the “Third Promissory Note”), pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the deposits required to be made into the Company’s trust account in connection with the monthly extensions of the time period during which the Company may consummate a business combination in accordance with the Company’s amended and restated memorandum and articles of association, as amended during the shareholder meeting on February 28, 2023. This working capital loan outstanding pursuant to the Third Promissory Note (the “Third Working Capital Loan”) will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Third Promissory Note). On October 2, 2023, November 2, 2023 and December 2, 2023, the Company approved the fifth, sixth and seventh one-month extension of the Business Combination Period, respectively. In connection with such extensions of the Business Combination Period to January 2, 2024, the Company drew an aggregate amount of $420,000 from the Third Promissory Note. As provided for in the Company’s amended and restated memorandum and articles of association, the Company deposited the extension funds into the trust account that was established by the Company in connection with its Initial Public Offering. The Company also drew an aggregate of $50,000 under the Third Promissory Note for working capital purposes. As of March 31, 2024, $900,000 was drawn under the Third Promissory Note.

On February 8, 2024, the Company issued an unsecured convertible promissory note to the Sponsor (the “Fourth Convertible Promissory Note”), pursuant to which the Company may borrow $1,000,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in order to extend the time period during which the Company may consummate a Business Combination (the “Fourth Working Capital Loan”) in accordance with the Amended and Restated Memorandum and Articles of Association. The Fourth Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Fourth Convertible Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Fourth Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Fourth Convertible Promissory Note). Any Working Capital Shares issuable upon conversion of the Fourth Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act. As of March 31, 2024, $540,000 was drawn under the Fourth Convertible Promissory Note.

On February 13, 2024, the Company and the Sponsor entered into an amendment to the Second Convertible Promissory Note, pursuant to which the total principal amount up to $1,680,000 of the amounts loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares upon the completion of a Business Combination. On February 13, 2024, the Company and the Sponsor also amended and restated the Third Promissory Note to provide that the total principal amount loaned under the Second Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares upon the completion of a Business Combination.

Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had $240,000 and $210,000, respectively, included in due to related party on the condensed balance sheets.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares and Private Placement Shares, including Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to the Registration and Shareholders Rights Agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the Registration and Shareholders Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the Letter Agreement, the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. See below for information on the Investor Rights Agreement that was executed in connection with a proposed Business Combination and that will replace the Registration and Shareholders Rights Agreement in connection with the closing of the proposed Business Combination.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Public Shares to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On March 2, 2021, the underwriters fully exercised the over-allotment option.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

On August 8, 2022, the Company received the Waiver from one of the underwriters. In connection with the Waiver, the underwriter also agreed that (i) the Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination. During the three months ended March 31, 2024, the Company derecognized approximately $2.6 million of the deferred underwriting commissions and recorded an adjustment to the carrying value of the shares of Class A ordinary shares subject to redemption.

Business Combination Agreement

On February 13, 2024, the Company, ListCo, Aja Merger Sub 1, a Cayman Islands exempted company (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation (“Adagio Merger Sub”), and Adagio Medical, Inc. (“Adagio”) entered into a business combination agreement (the “Business Combination Agreement”), in connection with a proposed business combination (the “Proposed Adagio Business Combination”), which contains certain customary representations, warranties, and covenants by the parties thereto. As further described in the Business Combination Agreement, the closing of the Proposed Adagio Business Combination (the “Closing”) is subject to certain customary conditions and risks.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, each holder of Class B ordinary shares (the “Other Class B Shareholders” and with the Sponsor, the “Class B Shareholders”), including the Company’s directors and officers (together with the Class B Shareholders, the “Insiders”), ListCo and Adagio entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) each Class B Shareholder agreed to vote in favor of each of the transaction proposals to be voted upon at the meeting of the Company’s shareholders, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) each Class B Shareholder agreed to waive any adjustment to the conversion ratio set forth in the amended and restated memorandum and articles of association or any other anti-dilution or similar protection with respect to the Class B ordinary shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) each of the Insiders and the Company agreed to terminate the lock-up provisions contained in the Letter Agreement between the Company, the Sponsor and the other parties thereto, and to replace such lock-up provisions with the transfer restrictions included in the Investor Rights Agreement (as defined below), (iv) each Class B Shareholder agreed to be bound by certain transfer restrictions with respect to his, her or its shares in the Company prior to the Closing, (v) the Sponsor agreed that 1,147,500 shares of New Adagio Common Stock issued to the Sponsor will be subject to Share Trigger Price Vesting, and (vi) the Sponsor has agreed to irrevocably forfeit, surrender and transfer to the Company for no consideration 1,000,000 Class B ordinary shares, which will be issued by ListCo to the PIPE Investors, including the Perceptive PIPE Investor, as incentive shares.

Adagio Stockholder Transaction Support Agreements

Pursuant to the Business Combination Agreement, certain stockholders of Adagio entered into transaction support agreements (collectively, the “Adagio Transaction Support Agreements”) with the Company and Adagio, pursuant to which such stockholders of Adagio agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Proposed Adagio Business Combination.

PIPE Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, ListCo and the Company entered into Subscription Agreements (the “Subscription Agreements”) with the Perceptive PIPE Investor and certain other investors (the “Other PIPE Investors,” and, together with the Perceptive PIPE Investor, the “PIPE Investors”), pursuant to which the PIPE Investors committed financing valued at approximately $45,000,000, which includes (i) commitments by certain investors to subscribe for and purchase Class A ordinary shares in the open market and not to redeem such shares prior to the date the Closing occurs (the “Closing Date”), (ii) non-redemption commitments by certain investors that are shareholders of the Company, (iii) agreements to subscribe for and purchase shares of New Adagio Common Stock, (iv) the contribution of $23,000,000 of 2023 Bridge Financing Notes to ListCo pursuant to the terms of the Subscription Agreement executed by the Perceptive PIPE Investor, and (v) an additional cash investment by the Perceptive PIPE Investor of approximately $8.1 million (which amount may be reduced by up to approximately $1,070,575 subject to Additional Financing being raised prior to Closing), as described in more detail below (together, the “PIPE Financing”). In connection with the PIPE Financing, the PIPE Investors will also subscribe for (i) warrants to purchase shares of New Adagio Common Stock at $10.00 per share, subject to adjustment (the “Base Warrants”) or (ii) a combination of Base Warrants and pre-funded warrants, each exercisable for one share of New Adagio Common Stock at $0.01 per share (the “Pre-Funded Warrants,” and together with the Base Warrants, the “PIPE Warrants”). As provided for in the Subscription Agreements, the number of shares of New Adagio Common Stock and Base Warrants issuable to the PIPE Investors will depend on the redemption value of the Class A ordinary shares at Closing, the average per share price of the Class A ordinary shares purchased by certain PIPE Investors in the open market and the amount of interest on the 2023 Bridge Financing Notes that will have accrued and be unpaid at Closing and be contributed to ListCo in exchange for shares of New Adagio Common Stock. The shares of New Adagio Common Stock and PIPE Warrants to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the PIPE Investors certain registration rights in connection with the PIPE Financing. The PIPE Financing is contingent upon, among other things, the substantially concurrent Closing.

The Company has concluded that the New Adagio Common Stock and PIPE Warrants to be issued under certain of the Subscription Agreements (the “Open Market Subscription Agreements”) that include an open market purchase and non-redemption obligation for subscribing investors (the “Open Market Investors”) qualify as equity under ASC 815-40 (“Derivatives and Hedging–Contracts in Entity’s Own Equity”); therefore, the Company will recognize the New Adagio Common Stock and PIPE Warrants to be issued under such Open Market Subscription Agreements (such securities, the “Open Market PIPE Securities”) by recording an entry to additional paid-in capital (APIC) in shareholders’ equity in its balance sheet. In accordance with ASC 815-40-30-1, the New Adagio Common Stock and PIPE Warrants will be recorded and measured at fair value (i.e., most often representative of proceeds received for equity-linked instruments; however, when estimating the fair value of the New Adagio Common Stock and PIPE Warrants, the Company has followed the guidance in ASC 820 Fair Value Measurement. In connection with Open Market Investor’s commitment to irrevocably subscribe for and agree to purchase from ListCo the number of Open Market PIPE Securities set forth on the signature page of the applicable Open Market Subscription Agreements, on the terms and subject to the conditions set forth in such Open Market Subscription Agreements, which include, without limitation, the agreement not to redeem the Class A ordinary shares purchased in the open market prior to Closing, the Company will record an amount equal to the full fair value of the New Adagio Common Stock and PIPE Warrants to be issued to the Open Market PIPE Investor in connection with the Closing.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
Convertible Security Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, certain investors, including the Perceptive PIPE Investor (the “Convert Investors”), executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo will issue on the Closing Date to the Convert Investors $20,000,000 aggregate principal amount of 13% senior secured convertible notes (the “New Adagio Convertible Notes”), which will be convertible into shares of New Adagio Common Stock at a conversion price of $10.00 per share, subject to adjustment (the “Conversion Shares”), and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment (the “Base Convert Financing”). Such $20,000,000 of financing in the form of New Adagio Convertible Notes includes the Perceptive Convertible Note Commitment (as defined below) and includes the conversion of the 2024 Bridge Financing Notes (as defined below) into New Adagio Convertible Notes at Closing, subject in each case to Additional Financing (as defined below) being raised prior to Closing, as further described below. The New Adagio Convertible Notes will have a maturity of three years and nine months after Closing and interest will be payable in cash or compound as additional principal outstanding. The Perceptive PIPE Investor also purchased a $7,000,000 convertible promissory note of Adagio (the “2024 Bridge Financing Notes”) pursuant to a note purchase agreement, dated February 13, 2024, by and among the Perceptive PIPE Investor, Adagio and ListCo (the “2024 Bridge Financing Notes Subscription Agreement”). On the Closing Date, pursuant to the terms of the 2024 Bridge Financing Notes and the 2024 Bridge Financing Note Subscription Agreement, the 2024 Bridge Financing Notes will convert into $7,000,000 of New Adagio Convertible Notes and 525,000 Convert Warrants, and the Perceptive PIPE Investor will subscribe for an additional $5,500,000 of New Adagio Convertible Notes and 412,500 Convert Warrants, for a total of $12,500,000 in aggregate principal amount of New Adagio Convertible Notes and 937,500 Convert Warrants, on the same terms as the Convert Investors executing the Convertible Security Subscription Agreement (such commitment by the Perceptive PIPE Investor to purchase New Adagio Convertible Notes and Convert Warrants, the “Perceptive Convertible Note Commitment,” and the conversion of the 2024 Bridge Financing Note and purchase of New Adagio Convertible Notes and Convert Warrants pursuant to the Perceptive Convertible Note Commitment as part of the Base Convert Financing, the “Convertible Security Financing”). Subject to the Company and New Adagio receiving any new financing or commitment for financing (any such financing, an “Additional Financing”), whether in the form of equity, debt or convertible debt, before the Closing Date, the Perceptive PIPE Investor may request that on the Closing Date the 2024 Bridge Financing Note is repaid, the Perceptive Convertible Note Commitment is reduced or a combination of both. The New Adagio Convertible Notes and the Convert Warrants issuable in connection with the Convertible Security Financing have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the Convert Investors certain registration rights in connection with the Convertible Security Financing. The Convertible Security Financing is contingent upon, among other things, the substantially concurrent Closing. As set forth in the Convertible Security Subscription Agreement, the closing of $7,500,000 of financing by an affiliate of ATW Partners, LLC (the “Contingent Investor”), in the Convertible Security Financing is conditioned on New Adagio having at least $48 million (as reduced by $2 million (prorated for partial months) for each calendar month anniversary from November 30, 2023 until the Closing Date) of available unrestricted cash on the Closing Date.

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

Convert Registration Rights Agreement

The Conversion Shares, the Convert Warrants, the Convert Warrant Shares, the New Adagio Convertible Notes and any capital stock of ListCo issued or issuable with respect to the Conversion Shares, have not been registered under the Securities Act. In connection with the Convertible Security Subscription Agreement, ListCo and the Convert Investors agreed to enter into a Registration Rights Agreement (the “Convert Registration Rights Agreement”), pursuant to which ListCo will be required to file a registration statement on Form S-3 or, if not available, Form S-1 (the “Convert Registration Statement”) with the SEC to register for resale all of the Registrable Securities (as defined in the Convert Registration Rights Agreement), including the Conversion Shares, the Convert Warrant Shares and any shares issuable with respect to the New Adagio Convertible Notes, as soon as practicable, but in no event later than 45 days after the Closing Date. In the event that the number of shares registered for resale under the Convert Registration Statement is insufficient to cover all of the Registrable Securities, ListCo will amend the Registration Statement or file with the SEC a new registration statement to cover at least the Required Registration Amount (as defined in the Convert Registration Rights Agreement) as of the trading day immediately preceding the date of the filing of such amendment or new registration statement, as soon as practicable, but in any event not later than 15 days after the necessity therefor arises. If ListCo fails to file the Convert Registration Statement when required, fails to obtain effectiveness by SEC when required or fails to maintain the effectiveness of the Convert Registration Statement pursuant to the Convert Registration Rights Agreement, then as partial relief for the damages to any holder by reason of any such delay in or reduction of, its ability to sell the underlying shares of New Adagio Common Stock, ListCo will be required to pay each holder of Registrable Securities relating to such Convert Registration Statement an amount equal to one percent of such Convert Investor’s original principal amount according to the timelines laid out in the Convert Registration Rights Agreement. The Convert Registration Rights Agreement also provides the parties with “piggy-back” registration rights, subject to certain requirements and customary conditions.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
Investor Rights Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, ListCo, the Perceptive PIPE Investor, the Sponsor and the Other Class B Shareholders, and certain Adagio stockholders entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, the Perceptive PIPE Investor, the Sponsor, the Other Class B Shareholders, certain Adagio stockholders and investors in the Convertible Security Financing will be granted certain customary registration rights. Further, subject to customary exceptions set forth in the Investor Rights Agreement, the shares of New Adagio Common Stock beneficially owned or owned of record by the Sponsor, the Perceptive PIPE Investor, certain officers and directors of the Company and New Adagio (including any shares of New Adagio Common Stock issued pursuant to the Business Combination Agreement or the PIPE Financing) will be subject to a lock-up period beginning on the Closing Date until the date that is the earlier of (i) 365 days following the Closing Date (or six months after the Closing Date, in the case of Olav Bergheim, John Dahldorf, Hakon Bergheim, Todd Wider, Michael Henderson and Leslie Trigg) or (ii) the first date subsequent to the Closing Date with respect to which the closing price of the shares of New Adagio Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

Pursuant to the terms of the Investor Rights Agreement, ListCo will be obligated to file a registration statement to register the resale of certain shares of New Adagio Common Stock within 45 days after the Closing, and ListCo is required at all times to maintain the effectiveness of such resale registration statement for the benefit of the holders party to the agreement. In addition, pursuant to the terms of the Investor Rights Agreement and subject to certain requirements and customary conditions, the certain Adagio stockholders, the Perceptive PIPE Investor and the Sponsor (including the Permitted Transferees (as defined therein) of the Perceptive PIPE Investor and the Sponsor) may demand at any time or from time to time, that ListCo file a registration statement on Form S-3 (or on Form S-1 if Form S-3 is not available) to register the securities of ListCo held by such holders. The Investor Rights Agreement will also provide holders party thereto with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration and Shareholder Rights Agreement will be terminated in connection with the consummation of the Business Combination and replaced by the Investor Rights Agreement.

Adoption of Second Extension Amendment Proposal

On February 27, 2024, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to the Amended and Restated Memorandum and Articles of Association to extend the Termination Date from the Previous Termination Date to the Articles Extension Date and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2025 or a total of up to forty-eight months from the closing of the initial public offering, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). In connection with the initial one-month extension from the Previous Termination Date to the Articles Extension Date, the Company made a deposit into the Trust Account of $111,000 and drew down on the Fourth Convertible Promissory Note to finance this deposit. In connection with any subsequent optional monthly extensions following the Articles Extension Date, the Sponsor is expected to make deposits of $111,000 per month into the Trust Account and borrow the necessary funds from the Sponsor in the form of convertible notes, as provided for in the amendment to the Amended and Restated Memorandum and Articles of Association that was adopted on February 27, 2024.

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

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2024 and December 31, 2023, there were 3,300,016 and 3,690,831 Class A ordinary shares subject to possible redemption, respectively.

The Public Shares issued in the Initial Public Offering in connection with the over-allotment exercise were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$149,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,734,896)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,147,540
Plus:
Waiver of deferred underwriting commissions	2,616,250
Class A ordinary shares subject to possible redemption at December 31, 2022	151,528,894
Less:
Redemption of Class A ordinary shares	(115,071,882)
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	4,018,937
Class A ordinary shares subject to possible redemption at December 31, 2023	$40,475,949
Less:
Redemption of Class A ordinary shares	(4,358,804)
Plus:
Adjustment for accretion of Class A ordinary shares subject to possible redemption	902,751
Class A ordinary shares subject to possible redemption at March 31, 2024	$37,019,896

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 3,799,016  and 4,189,831 Class A ordinary shares issued and outstanding, of which 3,300,016 and 3,690,831 were subject to possible redemption and classified in temporary equity (see Note 6), respectively.

On February 27, 2024, the Company’s stockholders redeemed 390,815 Public Shares for an aggregate amount of approximately $4,358,804.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 4).

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders at a general meeting of the Company. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

ARYA SCIENCES ACQUISITION CORP IV
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2024
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

Note 8 – Fair Value Measurements

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There was a transfer of U.S. Treasury securities to cash during the year ended December 31, 2023, the amount held in trust are no longer fair valued. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less. On February 27, 2023, the Company delivered an instruction letter to Continental Stock Transfer & Trust Company acting, as trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the First Extension Amendment Proposal described above (see Note 1).

During the quarter ended March 31, 2024, the Company entered into Subscription Agreements, as discussed in Note 6. The Company has concluded that the New Adagio Common Stock and PIPE Warrants to be issued under certain of Open Market Subscription Agreements that include an open market purchase and non-redemption obligation for Open Market Investors qualify as equity under ASC 815-40 (“Derivatives and Hedging–Contracts in Entity’s Own Equity”); therefore, the Company will recognize the New Adagio Common Stock and PIPE Warrants to be issued under such Open Market Subscription Agreements (such securities, the “Open Market PIPE Securities”) by recording an entry to additional paid-in capital (APIC) in shareholders’ equity in its Consolidated Condensed Balance Sheet and Open Market Subscription Agreement expense on its Consolidated Condensed Statement of Operations. In accordance with ASC 815-40-30-1, the New Adagio Common Stock and PIPE Warrants will be recorded and measured at fair value (i.e., most often representative of proceeds received for equity-linked instruments; however, when estimating the fair value of the New Adagio Common Stock and PIPE Warrants, the Company has followed the guidance in ASC 820 Fair Value Measurement. In connection with Open Market Investor’s commitment to irrevocably subscribe for and agree to purchase from ListCo the number of Open Market PIPE Securities set forth on the signature page of the applicable Open Market Subscription Agreements, on the terms and subject to the conditions set forth in such Open Market Subscription Agreements, which include, without limitation, the agreement not to redeem the Class A ordinary shares purchased in the open market prior to Closing, the Company will record an amount equal to the full fair value of the New Adagio Common Stock and PIPE Warrants to be issued to the Open Market PIPE Investor in connection with the Closing. The estimated amount of New Adagio Common Stock shares and PIPE Warrants to be issued on the Close of the Transaction as of the inception of these agreements mentioned above, are 219,877 and 183,483, respectively.

To determine the Fair Value of the New Adagio Common Stock on inception, the Company used the following Level 3 inputs:

March 31,
2024
Base Share Price	$10.00
Adjusted per Share (1.2X Purchase Price Ratio)	$8.33
Adjusted share price	$7.00
Probablility of Closing	75.00%
Estimated fair value per Share at Closing	$5.25

To determine the Fair Value of the PIPE Warrants on inception, the Company used the following Level 3 inputs:

March 31,
2024
Base Share Price	$7.00
Strike price, as defined in Subscription Agreement	$10.00
Term (Months)	12.00
Average volatility rate	70.00%
Estimated expected Warrant price	$1.21
Estimated fair value per Warrant at Closing (1.2x Coverage Ratio)	$1.45

During the quarter ended March 31, 2024, the Fair Value of the instruments above were recorded in additional paid-in capital in shareholders’ equity in its Consolidated Condensed Balance Sheet and Open Market Subscription Agreement expense on its Consolidated Condensed Statement of Operations was $1,420,405.

  Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited consolidated condensed financial statements were issued and has concluded that, other than the events described below, all such events that would require recognition or disclosure have been recognized or disclosed.

On February 26, 2024, the Company received a notice from the staff of the Listing Qualifications Department (the “Listing Department”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing (the “Hearing”) before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on March 6, 2024, due to the Company’s noncompliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its Initial Public Offering registration statement. The Company timely requested the Hearing before the Panel to request sufficient time to complete the Company’s previously disclosed Proposed Adagio Business Combination. Subsequently, on March 26, 2024, the Company received an additional and separate notice from the staff of the Listing Department of Nasdaq formally notifying the Company that the deficiency under Nasdaq Listing Rule 5620(a) requiring the Company to hold an annual meeting of shareholders within twelve months of its fiscal year ended December 21, 2022, serves as an additional and separate basis for delisting. The Panel considered both matters at the hearing that was held on April 25, 2024. On May 13, 2024, the Panel issued written notice of its decision to grant the Company’s request for an exception to its listing deficiencies until August 23, 2024 in light of the progress the Company has made toward closing the Proposed Adagio Business Combination. The Panel advised the Company that August 23, 2024 represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with the Nasdaq’s Listing Rules. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, obtain a favorable determination of the Panel on the Company’s ability to remain listed on The Nasdaq Capital Market and maintain compliance with other Nasdaq listing requirements prior to or following the consummation of a Business Combination.

On April 2, 2024, the Company approved the first one-month extension of the time period during which it may consummate an initial Business Combination. In connection with this extension of the Business Combination Period to May 2, 2024, the Company drew an aggregate of $111,000 from the Fourth Convertible Promissory Note. As provided for in the Amended and Restated Memorandum and Articles of Association, the Company will deposit the extension funds into the Trust Account.

On May 2, 2024, the Company approved the second one-month extension of the time period during which it may consummate an initial Business Combination. In connection with this extension of the Business Combination Period to June 2, 2024, the Company drew an aggregate of $111,000 from the Fourth Convertible Promissory Note. As provided for in the Amended and Restated Memorandum and Articles of Association, the Company will deposit the extension funds into the Trust Account. The Company also drew $74,000 under the Fourth Convertible Promissory Note for general working capital purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “ARYA Sciences Acquisition Corp IV,” “ARYA,” “our,” “us” or “we” refer to ARYA Sciences Acquisition Corp IV. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim consolidated condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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
•
our potential ability to obtain additional financing to complete our initial Business Combination or reimburse any loans ARYA Sciences Holdings IV (the “Sponsor”) may loan to the Company (the “Working Capital Loans”), including the unsecured convertible promissory note to the Sponsor, pursuant to which the Company borrowed $120,000 (the “First Convertible Working Capital Loan”), the unsecured convertible promissory note to the Sponsor, pursuant to which the Company may borrow up to $1,680,000 (the “Second Convertible Working Capital Loan”), the unsecured promissory note to the Sponsor pursuant to which the Company may borrow up to $900,000 (the “Third Working Capital Loan”) and the unsecured convertible promissory note to the Sponsor pursuant to which the Company may borrow up to $1,000,000 (the “Fourth Working Capital Loan,” and together with the First Convertible Working Capital Loan, the Second Convertible Working Capital Loan and the Third Working Capital Loan, the “Convertible Working Capital Loans”);

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
•
the other risks and uncertainties discussed herein and in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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

Our registration statement for our Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, we consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.8 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of a Business Combination (the “Waiver”). In connection with the Waiver, the underwriter also agreed that (i) the Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with a Business Combination.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 499,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds from the sale of the Private Placement were placed in the Trust Account, located in the United States, with Continental Stock Transfer & Trust Company, acting as trustee (“Continental”), and were, from the consummation of the Initial Public Offering through February 27, 2023, invested only in U.S. “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 27, 2023, the Company delivered an instruction letter to Continental, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of a Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the First Extension Amendment Proposal (for more information see below “—Adoption of First Extension Amendment Proposal”). For more information on the partial liquidation of the Trust Account in connection with the adoption of the First Extension Amendment Proposal and the related redemption of Class A ordinary shares, also see below under “—Adoption of First Extension Amendment Proposal.”

As further described below under “—Adoption of First Extension Amendment Proposal” and “—Adoption of Second Extension Amendment Proposal,” in connection with the adoption of the First Extension Amendment Proposal, 11,259,169 Public Shares were redeemed for an aggregate amount of $115,071,882.05, and in connection with the adoption of the Second Extension Amendment Proposal, 390,815 additional Public Shares were redeemed for an aggregate amount of approximately $4,358,804.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we have not completed a Business Combination by the Termination Date (as defined below), and do not otherwise amend the existing organizational documents in view of further extending the time period during which ARYA may consummate a Business Combination, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors (the “Board”), liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We reviewed a number of opportunities to enter into a business combination with an operating business and entered into the Business Combination Agreement on February 13, 2024. We intend to effectuate the Business Combination through a combination of (i) shares of New Adagio Common Stock issued to the holders of securities of Adagio, (ii) cash held in the Trust Account net of redemptions and deferred underwriting discounts and (iii) gross proceeds from the PIPE Financing and the Convertible Security Financing.

The issuance of additional shares in the Business Combination:

•
may significantly dilute the equity interest of investors in our Initial Public Offering, which will receive shares of New Adagio Common Stock (as defined below) in connection with the consummation of the Proposed Adagio Business Combination (as defined below);

•
may subordinate the rights of holders of Class A ordinary shares or any shares of New Adagio Common Stock issued to holders of Class A ordinary shares in connection with the Proposed Adagio Business Combination if preference shares are issued with rights senior to those afforded to our Class A ordinary shares;

•
could cause a change in control if a substantial number of our Class A ordinary shares or shares of New Adagio Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares or any shares of New Adagio Common Stock.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares or any shares of New Adagio Common Stock following the consummation of the Proposed Adagio Business Combination;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares or any shares of New Adagio Common Stock following the consummation of the Proposed Adagio Business Combination, if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

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

Proposed Adagio Business Combination

Business Combination Agreement

On February 13, 2024, the Company, Aja HoldCo, Inc., a Delaware corporation (“ListCo”), Aja Merger Sub 1, a Cayman Islands exempted company (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation (“Adagio Merger Sub”), and Adagio Medical, Inc. (“Adagio”) entered into a business combination agreement (the “Business Combination Agreement”), in connection with a proposed business combination (the “Proposed Adagio Business Combination”), which contains certain customary representations, warranties, and covenants by the parties thereto. As further described in the Business Combination Agreement, the closing of the Proposed Adagio Business Combination (the “Closing”) is subject to certain customary conditions and risks.

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

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, ARYA, the Sponsor, each holder of Class B ordinary shares (the “Other Class B Shareholders” and with the Sponsor, the “Class B Shareholders”), including ARYA’s directors and officers (together with the Class B Shareholders, the “Insiders”), ListCo and Adagio entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) each Class B Shareholder agreed to vote in favor of each of the transaction proposals to be voted upon at the meeting of ARYA shareholders, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) each Class B Shareholder agreed to waive any adjustment to the conversion ratio set forth in the amended and restated memorandum and articles of association or any other anti-dilution or similar protection with respect to the Class B ordinary shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) each of the Insiders and ARYA agreed to terminate the lock-up provisions contained in that certain Letter Agreement, dated February 25, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Letter Agreement”), and to replace such lock-up provisions with the transfer restrictions included in the Investor Rights Agreement (as defined below), (iv) each Class B Shareholder agreed to be bound by certain transfer restrictions with respect to his, her or its shares in ARYA prior to the Closing, (v) the Sponsor agreed that 1,147,500 shares of New Adagio Common Stock issued to the Sponsor will be subject to Share Trigger Price Vesting, and (vi) the Sponsor has agreed to irrevocably forfeit, surrender and transfer to ARYA for no consideration 1,000,000 Class B ordinary shares, which will be issued by ListCo to the PIPE Investors, including the Perceptive PIPE Investor, as incentive shares.

Adagio Stockholder Transaction Support Agreements

Pursuant to the Business Combination Agreement, certain stockholders of Adagio entered into transaction support agreements (collectively, the “Adagio Transaction Support Agreements”) with ARYA and Adagio, pursuant to which such stockholders of Adagio agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Proposed Adagio Business Combination.

PIPE Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, ListCo and ARYA entered into Subscription Agreements (the “Subscription Agreements”) with the Perceptive PIPE Investor and certain other investors (the “Other PIPE Investors,” and, together with the Perceptive PIPE Investor, the “PIPE Investors”), pursuant to which the PIPE Investors committed financing valued at approximately $45,000,000, which includes (i) commitments by certain investors to subscribe for and purchase Class A ordinary shares in the open market and not to redeem such shares prior to the date the Closing occurs (the “Closing Date”), (ii) non-redemption commitments by certain investors that are shareholders of ARYA, (iii) agreements to subscribe for and purchase shares of New Adagio Common Stock, (iv) the contribution of $23,000,000 of 2023 Bridge Financing Notes to ListCo pursuant to the terms of the Subscription Agreement executed by the Perceptive PIPE Investor, and (v) an additional cash investment by the Perceptive PIPE Investor of approximately $8.1 million (which amount may be reduced by up to approximately $1,070,575 subject to Additional Financing being raised prior to Closing), as described in more detail below (together, the “PIPE Financing”). In connection with the PIPE Financing, the PIPE Investors will also subscribe for (i) warrants to purchase shares of New Adagio Common Stock at $10.00 per share, subject to adjustment (the “Base Warrants”) or (ii) a combination of Base Warrants and pre-funded warrants each exercisable for one share of New Adagio Common Stock at $0.01 per share (the “Pre-Funded Warrants,” and together with the Base Warrants, the “PIPE Warrants”). As provided for in the Subscription Agreements, the number of shares of New Adagio Common Stock and Base Warrants issuable to the PIPE Investors will depend on the redemption value of the Class A ordinary shares at Closing, the average per share price of the Class A ordinary shares purchased by certain PIPE Investors in the open market and the amount of interest on the 2023 Bridge Financing Notes that will have accrued and be unpaid at Closing and be contributed to ListCo in exchange for shares of New Adagio Common Stock. The shares of New Adagio Common Stock and PIPE Warrants to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the PIPE Investors certain registration rights in connection with the PIPE Financing. The PIPE Financing is contingent upon, among other things, the substantially concurrent Closing.

The Company has concluded that the New Adagio Common Stock and PIPE Warrants to be issued under certain of the Subscription Agreements (the “Open Market Subscription Agreements”) that include an open market purchase and non-redemption obligation for subscribing investors (the “Open Market Investors”) qualify as equity under ASC 815-40 (“Derivatives and Hedging–Contracts in Entity’s Own Equity”); therefore, the Company will recognize the New Adagio Common Stock and PIPE Warrants to be issued under such Open Market Subscription Agreements (such securities, the “Open Market PIPE Securities”) by recording an entry to additional paid-in capital (APIC) in shareholders’ equity in its balance sheet. In accordance with ASC 815-40-30-1, the New Adagio Common Stock and PIPE Warrants will be recorded and measured at fair value (i.e., most often representative of proceeds received for equity-linked instruments; however, when estimating the fair value of the New Adagio Common Stock and PIPE Warrants, the Company has followed the guidance in ASC 820 Fair Value Measurement. In connection with Open Market Investor’s commitment to irrevocably subscribe for and agree to purchase from ListCo the number of Open Market PIPE Securities set forth on the signature page of the applicable Open Market Subscription Agreements, on the terms and subject to the conditions set forth in such Open Market Subscription Agreements, which include, without limitation, the agreement not to redeem the Class A ordinary shares purchased in the open market prior to Closing, the Company will record an amount equal to the full fair value of the New Adagio Common Stock and PIPE Warrants to be issued to the Open Market PIPE Investor in connection with the Closing.

Convertible Security Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, certain investors, including the Perceptive PIPE Investor (the “Convert Investors”), executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo will issue on the Closing Date to the Convert Investors $20,000,000 aggregate principal amount of 13% senior secured convertible notes (the “New Adagio Convertible Notes”), which will be convertible into shares of New Adagio Common Stock at a conversion price of $10.00 per share, subject to adjustment (the “Conversion Shares”), and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment (the “Base Convert Financing”). Such $20,000,000 of financing in the form of New Adagio Convertible Notes includes the Perceptive Convertible Note Commitment (as defined below) and includes the conversion of the 2024 Bridge Financing Notes (as defined below) into New Adagio Convertible Notes at Closing, subject in each case to Additional Financing (as defined below) being raised prior to Closing, as further described below. The New Adagio Convertible Notes will have a maturity of three years and nine months after Closing and interest will be payable in cash or compound as additional principal outstanding. The Perceptive PIPE Investor also purchased a $7,000,000 convertible promissory note of Adagio (the “2024 Bridge Financing Notes”) pursuant to a note purchase agreement, dated February 13, 2024, by and among the Perceptive PIPE Investor, Adagio and ListCo (the “2024 Bridge Financing Notes Subscription Agreement”). On the Closing Date, pursuant to the terms of the 2024 Bridge Financing Notes and the 2024 Bridge Financing Note Subscription Agreement, the 2024 Bridge Financing Notes will convert into $7,000,000 of New Adagio Convertible Notes and 525,000 Convert Warrants, and the Perceptive PIPE Investor will subscribe for an additional $5,500,000 of New Adagio Convertible Notes and 412,500 Convert Warrants, for a total of $12,500,000 in aggregate principal amount of New Adagio Convertible Notes and 937,500 Convert Warrants, on the same terms as the Convert Investors executing the Convertible Security Subscription Agreement (such commitment by the Perceptive PIPE Investor to purchase New Adagio Convertible Notes and Convert Warrants, the “Perceptive Convertible Note Commitment,” and the conversion of the 2024 Bridge Financing Note and purchase of New Adagio Convertible Notes and Convert Warrants pursuant to the Perceptive Convertible Note Commitment as part of the Base Convert Financing, the “Convertible Security Financing”). Subject to ARYA and New Adagio receiving any new financing or commitment for financing (any such financing, an “Additional Financing”), whether in the form of equity, debt or convertible debt, before the Closing Date, the Perceptive PIPE Investor may request that on the Closing Date the 2024 Bridge Financing Note is repaid, the Perceptive Convertible Note Commitment is reduced or a combination of both. The New Adagio Convertible Notes and the Convert Warrants issuable in connection with the Convertible Security Financing have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the Convert Investors certain registration rights in connection with the Convertible Security Financing. The Convertible Security Financing is contingent upon, among other things, the substantially concurrent Closing. As set forth in the Convertible Security Subscription Agreement, the closing of $7,500,000 of financing by an affiliate of ATW Partners, LLC (the “Contingent Investor”), in the Convertible Security Financing is conditioned on New Adagio having at least $48 million (as reduced by $2 million (prorated for partial months) for each calendar month anniversary from November 30, 2023 until the Closing Date) of available unrestricted cash on the Closing Date.

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

Convert Registration Rights Agreement

The Conversion Shares, the Convert Warrants, the Convert Warrant Shares, the New Adagio Convertible Notes and any capital stock of ListCo issued or issuable with respect to the Conversion Shares, have not been registered under the Securities Act. In connection with the Convertible Security Subscription Agreement, ListCo and the Convert Investors agreed to enter into a Registration Rights Agreement (the “Convert Registration Rights Agreement”), pursuant to which ListCo will be required to file a registration statement on Form S-3 or, if not available, Form S-1 (the “Convert Registration Statement”) with the SEC to register for resale all of the Registrable Securities (as defined in the Convert Registration Rights Agreement), including the Conversion Shares, the Convert Warrant Shares and any shares issuable with respect to the New Adagio Convertible Notes, as soon as practicable, but in no event later than 45 days after the Closing Date. In the event that the number of shares registered for resale under the Convert Registration Statement is insufficient to cover all of the Registrable Securities, ListCo will amend the Registration Statement or file with the SEC a new registration statement to cover at least the Required Registration Amount (as defined in the Convert Registration Rights Agreement) as of the trading day immediately preceding the date of the filing of such amendment or new registration statement, as soon as practicable, but in any event not later than 15 days after the necessity therefor arises. If ListCo fails to file the Convert Registration Statement when required, fails to obtain effectiveness by SEC when required or fails to maintain the effectiveness of the Convert Registration Statement pursuant to the Convert Registration Rights Agreement, then as partial relief for the damages to any holder by reason of any such delay in or reduction of, its ability to sell the underlying shares of New Adagio Common Stock, ListCo will be required to pay each holder of Registrable Securities relating to such Convert Registration Statement an amount equal to one percent of such Convert Investor’s original principal amount according to the timelines laid out in the Convert Registration Rights Agreement. The Convert Registration Rights Agreement also provides the parties with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Investor Rights Agreement

Concurrently with the execution of the Business Combination Agreement, ARYA, ListCo, the Perceptive PIPE Investor, the Sponsor and the Other Class B Shareholders, and certain Adagio stockholders entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, the Perceptive PIPE Investor, the Sponsor, the Other Class B Shareholders, certain Adagio stockholders and investors in the Convertible Security Financing will be granted certain customary registration rights. Further, subject to customary exceptions set forth in the Investor Rights Agreement, the shares of New Adagio Common Stock beneficially owned or owned of record by the Sponsor, the Perceptive PIPE Investor, certain officers and directors of ARYA and New Adagio (including any shares of New Adagio Common Stock issued pursuant to the Business Combination Agreement or the PIPE Financing) will be subject to a lock-up period beginning on the Closing Date until the date that is the earlier of (i) 365 days following the Closing Date (or six months after the Closing Date, in the case of Olav Bergheim, John Dahldorf, Hakon Bergheim, Todd Wider, Michael Henderson and Leslie Trigg) or (ii) the first date subsequent to the Closing Date with respect to which the closing price of the shares of New Adagio Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

Pursuant to the terms of the Investor Rights Agreement, ListCo will be obligated to file a registration statement to register the resale of certain shares of New Adagio Common Stock within 45 days after the Closing, and ListCo is required at all times to maintain the effectiveness of such resale registration statement for the benefit of the holders party to the agreement. In addition, pursuant to the terms of the Investor Rights Agreement and subject to certain requirements and customary conditions, the certain Adagio stockholders, the Perceptive PIPE Investor and the Sponsor (including the Permitted Transferees (as defined therein) of the Perceptive PIPE Investor and the Sponsor) may demand at any time or from time to time, that ListCo file a registration statement on Form S-3 (or on Form S-1 if Form S-3 is not available) to register the securities of ListCo held by such holders. The Investor Rights Agreement will also provide holders party thereto with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration and Shareholder Rights Agreement will be terminated in connection with the consummation of the Business Combination and replaced by the Investor Rights Agreement.

Adoption of First Extension Amendment Proposal

On February 27, 2023, the Company delivered an instruction letter to Continental, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of a Business Combination or the Company’s liquidation. The Company is taking these steps in order to mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act following the adoption of the First Extension Amendment Proposal described below.

On February 28, 2023, the Company held an extraordinary general meeting of shareholders in view of approving an amendment to its amended and restated memorandum and articles of association to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Previous Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Previous Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024  or a total of up to thirty-six months from the closing of the Initial Public Offering, unless the closing of a Business Combination shall have occurred prior thereto (the “First Extension Amendment Proposal”). In connection with the initial three-month extension from the Original Termination Date to the Previous Articles Extension Date, the Sponsor made an initial deposit into the Trust Account of $420,000, in exchange for the Second Convertible Promissory Note. In connection with any subsequent optional monthly extensions following the Previous Articles Extension Date, the Sponsor made deposits of $140,000 per month into the Trust Account.

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

In connection with the adoption of the First Extension Amendment Proposal, the Company issued a non-interest bearing, unsecured convertible note (as amended, the “Second Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. The Second Convertible Promissory Note was amended on February 13, 2024 in order to increase the maximum principal amount that may be converted into Working Capital Shares to $1,680,000. The maturity date of the Second Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). As of the date of this Report, $1,585,000 were drawn under the Second Convertible Promissory Note. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings” for additional information on the Second Convertible Promissory Note.

On September 27, 2023, the Company issued an unsecured promissory note (as amended and restated, the “Third Promissory Note”) to the Sponsor, pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in in order to extend the time period it has consummate a Business Combination. The Third Promissory Note was amended and restated on February 13, 2024 in order to make the principal amount outstanding under the Third Promissory Note convertible into Working Capital Shares, similarly to the conversion features of the Second Convertible Promissory Note. The Third Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Third Promissory Note). As of the date of this Report, $900,000 were draw under the Third Promissory Note. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings” for additional information on the Third Promissory Note.

Adoption of Second Extension Amendment Proposal

On February 8, 2024, the Company issued an unsecured convertible promissory note (the “Fourth Convertible Promissory Note”) to the Sponsor, pursuant to which the Company may borrow $1,000,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in order to extend the time period it has to consummate a Business Combination. The outstanding aggregate principal amount loaned under the Fourth Convertible Promissory Note may, at the Sponsor’s discretion, be converted into Working Capital Shares, at a conversion price equal to $10.00 per Working Capital Share. The Fourth Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Fourth Convertible Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any Fourth Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Fourth Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Fourth Convertible Promissory Note). As of the date of this Report, $836,000 were draw under the Fourth Convertible Promissory Note. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings” for additional information on the Fourth Convertible Promissory Note.

On February 27, 2024, the Company held a second extraordinary general meeting of shareholders in view of approving an amendment to its amended and restated memorandum and articles of association to extend the Termination Date from March 2, 2024 (the “Previous Termination Date”) to April 2, 2024 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Board, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2025  or a total of up to forty-eight months from the closing of the Initial Public Offering, unless the closing of a Business Combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”). In connection with the initial one-month extension from the Previous Termination Date to the Articles Extension Date, the Company made a deposit into the Trust Account of $111,000 and drew down on the Fourth Convertible Promissory Note to finance this deposit. In connection with any subsequent optional monthly extensions following the Articles Extension Date, the Sponsor is expected to make deposits of $111,000 per month into the Trust Account and borrow the necessary funds from the Sponsor in the form of convertible notes, as provided for in the amendment to the amended and restated memorandum and articles of association that was adopted on February 27, 2024. The aggregate principal amount loaned under the Fourth Convertible Promissory Note will be convertible at the option of the Sponsor into Working Capital Shares. The maturity date of the Fourth Convertible Promissory Note may be accelerated upon the occurrence of an Event of Default (as defined under the Fourth Convertible Promissory Note).

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

On April 2, 2024, the Company approved the first one-month extension of the time period during which it may consummate an initial Business Combination. In connection with this extension of the Business Combination Period to May 2, 2024, the Company drew an aggregate of $111,000 from the Fourth Convertible Promissory Note. As provided for in the Company’s amended and restated memorandum and articles of association, the Company will deposit the extension funds into the Trust Account.

On May 2, 2024, the Company approved the second one-month extension of the time period during which it may consummate an initial Business Combination. In connection with this extension of the Business Combination Period to June 2, 2024, the Company drew an aggregate of $111,000 from the Fourth Convertible Promissory Note. As provided for in the Company’s amended and restated memorandum and articles of association, the Company will deposit the extension funds into the Trust Account. The Company also drew $74,000 under the Fourth Convertible Promissory Note for general working capital purposes.

Results of Operations

Our entire activity since inception up to March 31, 2024 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our Business Combination.

For the three months ended March 31, 2024, we had net loss of $245,847 , which consisted of $511,751 in dividends and interest held in Trust Account, a gain on extinguishment of legal expenses of $1,274,547 and $611,740 general and administrative expenses.

For the three months ended March 31, 2023, we had net income of $160,249, which consisted of $1,128,846 in dividends and interest held in the Trust Account, partially offset by $968,597 general and administrative expenses.

Going Concern

As of March 31, 2024, we had $87,505 in our operating bank account and working capital deficit of $12,004,682.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the 3,737,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”), the loan of approximately $161,000 from the Sponsor pursuant to a promissory note (the “Note”), the proceeds from the consummation of the Private Placement not held in the Trust Account, the First Convertible Promissory Note, the Second Convertible Promissory Note, the Third Promissory Note and the Fourth Convertible Promissory Note. We fully repaid the Note upon closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans.

As of December 31, 2022, there was $120,000 of borrowings outstanding under the First Convertible Promissory Note. As of March 31, 2024 and December 31, 2023, $1,585,000 was drawn under the Second Convertible Promissory Note. As of March 31, 2024 and December 31, 2023, $900,000 and $470,000, was drawn under the Third Promissory Note, respectively. As of March 31, 2024 and December 31, 2023, $540,000 and $0, was drawn under the Fourth Convertible Promissory Note, respectively.

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until the Termination Date to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern,” we have determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate. The unaudited consolidated condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. We intend to complete our Business Combination before the mandatory liquidation date; however, there can be no assurance that we will be able to consummate any Business Combination by the Termination Date. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after the Termination Date, nor do these unaudited consolidated condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company incurred approximately $30,000 and $30,000 in general and administrative expenses in t he accompanying unaudited condensed statements of operations for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had $240,000 and $210,000, respectively, included in due to related party on the condensed balance sheets.

Registration Rights

The holders of Founder Shares and Private Placement Shares, including Working Capital Shares that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to that certain Registration and Shareholder Rights Agreement, dated March 2, 2021, by and among the Company, the Sponsor and the other parties thereto (the “Registration and Shareholder Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of a Business Combination. However, the Registration and Shareholder Rights Agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the Letter Agreement our initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. As discussed under “—Proposed Adagio Business Combination,” the Registration and Shareholder Rights Agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing.

Underwriting Agreement

We granted the underwriters in our Initial Public Offering a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Public Shares to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On March 2, 2021, the underwriters fully exercised the over-allotment option.

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

Related Party Loans

On November 7, 2022, the Company issued the First Convertible Promissory Note to the Sponsor, pursuant to which the Company borrowed $120,000 from the Sponsor for general corporate purposes. Such First Convertible Working Capital Loan may, at the Sponsor’s discretion, be converted into Working Capital Shares at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination involving the Company and one or more businesses. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “—Proposed Adagio Business Combination,” the Registration and Shareholder Rights Agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. Any Working Capital Shares issuable upon conversion of the First Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On February 28, 2023, the Company issued the Second Convertible Promissory Note to the Sponsor in connection with the adoption of the First Extension Amendment Proposal and pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. The Second Convertible Promissory Note was amended on February 13, 2024 in order to increase the maximum principal amount that may be converted into Working Capital Shares to $1,680,000. The Second Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “—Proposed Adagio Business Combination,” the Registration and Shareholder Rights Agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $1,585,000 was drawn under the Second Convertible Promissory Note. Any Working Capital Shares issuable upon conversion of the Second Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On September 27, 2023, the Company issued the Third Promissory Note to the Sponsor, pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in in order to extend the time period it has consummate a Business Combination. On February 13, 2024, the Third Promissory Note was amended and restated in order to make any principal amount outstanding under such note convertible, at the option of the Sponsor, into Working Capital Shares at $10.00 per share. The Third Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any Third Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Third Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Third Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “—Proposed Adagio Business Combination,” the Registration and Shareholder Rights Agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $900,000 were drawn under the Third Promissory Note. Any Working Capital Shares issuable upon conversion of the Third Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On February 8, 2024, the Company issued the Fourth Convertible Promissory Note to the Sponsor, pursuant to which the Company may borrow $1,000,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in order to extend the time period it has to consummate a Business Combination. The outstanding aggregate principal amount loaned under the Fourth Convertible Promissory Note may, at the Sponsor’s discretion, be converted into Working Capital Shares, at a conversion price equal to $10.00 per Working Capital Share. The Fourth Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Fourth Convertible Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Fourth Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Fourth Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Fourth Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Fourth Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “—Proposed Adagio Business Combination,” the Registration and Shareholder Rights Agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $540,000 were drawn under the Fourth Convertible Promissory Note. Any Working Capital Shares issuable upon conversion of the Fourth Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

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

Critical Accounting Estimates

The preparation of unaudited consolidated condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 3,300,016 and 3,690,831 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our consolidated condensed balance sheets, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited consolidated condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited consolidated condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective as of March 31, 2024.

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

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q as well as those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Any of these factors could result in a material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares have been trading on The Nasdaq Capital Market since February 26, 2021. On January 29, 2024, we received a notice from the staff of the Listing Qualifications Department (the “Listing Department”) of The Nasdaq Stock Market LLC (“Nasdaq”), stating that we failed to hold an annual meeting of shareholders within twelve months of the end of its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). Additionally, we also received a notice from the staff of the Listing Department of Nasdaq indicating that, unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of our Class A ordinary shares on the Nasdaq Capital Market would be suspended due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. We timely requested a hearing before the Panel to request sufficient time to complete the Proposed Adagio Business Combination. Such hearing request resulted in a stay of the suspension or delisting action. Subsequently, on March 26, 2024, we received an additional and separate notice from the staff of the Listing Department of Nasdaq formally notifying us that the deficiency under Nasdaq Listing Rule 5620(a) serves as an additional and separate basis for delisting. The Panel considered both matters at the hearing on April 25, 2024. On May 13, 2024, the Panel issued written notice of its decision to grant our request for an exception to its listing deficiencies until August 23, 2024 in light of the progress we have made toward closing the proposed Business Combination. The Panel advised us that August 23, 2024 represents the full extent of the Panel’s discretion to grant continued listing while we are non-compliant with the Nasdaq’s Listing Rules. There can be no assurance that we will be able to satisfy Nasdaq’s continued listing requirements and maintain compliance with other Nasdaq listing requirements prior to or following the consummation of a business combination.

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

Unregistered Sales

On January 4, 2021, we issued 3,737,500 of our Class B ordinary shares to the Sponsor, in exchange for a capital contribution of $25,000, or approximately $0.007 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

The Sponsor purchased, pursuant to a written agreement, 499,000 Private Placement Shares, at a price of $10.00 per Private Placement Share ($4,990,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

No underwriting discounts or commissions were paid with respect to the sales of the Class B ordinary shares or the private placement shares.

Convertible Notes

On November 7, 2022, the Company issued the First Convertible Promissory Note to the Sponsor, pursuant to which the Company borrowed $120,000 from the Sponsor for general corporate purposes. Such First Convertible Working Capital Loan may, at the Sponsor’s discretion, be converted into Working Capital Shares at a conversion price equal to $10.00 per Working Capital Share. The terms of the Working Capital Shares will be identical to those of the Private Placement Shares that were issued to the Sponsor in connection with the Initial Public Offering. The First Convertible Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination. The maturity date of the First Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the First Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the First Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Adagio Business Combination,” the Registration and Shareholder Rights Agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. Any Working Capital Shares issuable upon conversion of the First Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On February 28, 2023, the Company issued the Second Convertible Promissory Note to the Sponsor in connection with the First Extension Amendment Proposal, pursuant to which the Company may borrow up to $1,680,000 from the Sponsor for general corporate purposes and the funding of the deposits that the Company is required to make pursuant to its amended and restated memorandum and articles of association and following the request of the Sponsor in connection with an optional monthly extension of the time period during which the Company may consummate a Business Combination. The Second Convertible Promissory Note was amended on February 13, 2024 in order to increase the maximum principle amount that may be converted into Working Capital Shares to $1,680,000. This Second Convertible Working Capital Loan will not bear any interest, and will be repayable by the Company to the Sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Second Convertible Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Second Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Second Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Adagio Business Combination,” the Registration and Shareholder Rights Agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of March 31, 2024, $1,585,000 was drawn under the Second Convertible Promissory Note. Any Working Capital Shares issuable upon conversion of the Second Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On September 27, 2023, the Company issued the Third Promissory Note, pursuant to which the Company may borrow $900,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in in order to extend the time period it has consummate a Business Combination. On February 13, 2024, the Third Promissory Note was amended and restated in order to make any principal amount outstanding under such convertible note, at the option of the Sponsor, into Working Capital Shares at $10.00 per share. The Third Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Third Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any Third Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Third Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Third Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Third Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Adagio Business Combination,” the Registration and Shareholder Rights Agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $900,000 were drawn under the Third Promissory Note. Any Working Capital Shares issuable upon conversion of the Third Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

On February 8, 2024, the Company issued the Fourth Convertible Promissory Note, pursuant to which the Company may borrow $1,000,000 from the Sponsor for general corporate purposes and to fund the monthly deposits required to be made into the Trust Account in order to extend the time period it has to consummate a Business Combination. The outstanding aggregate principal amount loaned under the Fourth Convertible Promissory Note may, at the Sponsor’s discretion, be converted into Working Capital Shares, at a conversion price equal to $10.00 per Working Capital Share. The Fourth Working Capital Loan will not bear any interest. In the event that the Company does not consummate a Business Combination, the Fourth Convertible Promissory Note will be repaid from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Any Fourth Working Capital Loan will not bear any interest, and will be repayable by the Company to our sponsor to the extent the Company has funds available outside of the Trust Account and if not converted or repaid on the effective date of a Business Combination. The maturity date of the Fourth Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Fourth Convertible Promissory Note). The Company granted customary registration rights to the Sponsor with respect to any Working Capital Shares issued pursuant to the Fourth Convertible Promissory Note, which shall constitute “Registrable Securities” pursuant to the Registration and Shareholder Rights Agreement. Further, each newly issued Working Capital Share shall bear the same transfer restrictions that apply to the Private Placement Shares, as contemplated by the Letter Agreement. As discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Adagio Business Combination,” the Registration and Shareholder Rights Agreement will be terminated and replaced by the Investor Rights Agreement in connection with the Closing and the lock up provisions included in the Letter Agreement will be replaced by certain provisions in the Investor Rights Agreement in connection with the Closing. As of the date of this Report, $836,000 were drawn under the Fourth Convertible Promissory Note. Any Working Capital Shares issuable upon conversion of the Fourth Convertible Promissory Note will not be registered under the Securities Act and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

PIPE Financing (Private Placement)

On February 13, 2024, ListCo and the Company entered the Subscription Agreements, pursuant to which the PIPE Investors committed financing valued at approximately $45,000,000. The shares of New Adagio Common Stock and PIPE Warrants to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the PIPE Investors certain registration rights in connection with the PIPE Financing. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Adagio Business Combination,” for additional information on the Subscription Agreements.

Convertible Security Financing (Private Placement)

On February 13, 2024, the Convert Investors, executed the Convertible Security Subscription Agreement, pursuant to which ListCo will issue on the Closing Date to the Convert Investors $20,000,000 New Adagio Convertible Notes, which will be convertible into shares of New Adagio Common Stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 Convert Warrants, each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20,000,000 investment in the form of New Adagio Convertible Notes includes the Perceptive Convertible Note Commitment and includes the conversion of the 2024 Bridge Financing Notes into New Adagio Convertible Notes at Closing, subject in each case to Additional Financing being raised prior to Closing.

Additionally, on February 13, 2024, the Perceptive PIPE Investor also purchased $7,000,000 of the 2024 Bridge Financing Notes pursuant to the 2024 Bridge Financing Notes Subscription Agreement. Pursuant to the terms of the 2024 Bridge Financing Notes and the 2024 Bridge Financing Note Subscription Agreement. On the Closing Date, pursuant to the terms of the 2024 Bridge Financing Note and the 2024 Bridge Financing Note Subscription Agreement, the 2024 Bridge Financing Notes will convert into $7,000,000 of New Adagio Convertible Notes and 525,000 Convert Warrants, and the Perceptive PIPE Investor will subscribe for $5,500,000 aggregate principal amount of New Adagio Convertible Notes and 412,500 Convert Warrants, for a total of $12,500,000 in aggregate principal amount of New Adagio Convertible Notes and 937,500 Convert Warrants, on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement. The New Adagio Convertible Notes and the Convert Warrants issuable in connection with the Convertible Security Financing have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the Convert Investors certain registration rights in connection with the Convertible Security Financing.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Adagio Business Combination” for additional information on the Convertible Security Subscription Agreement and the 2024 Bridge Financing Notes Subscription Agreement.

Use of Proceeds

In connection with the Initial Public Offering, the Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. On March 2, 2021, we repaid the Note in full.

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

We paid a total of approximately $3.0 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $5.2 million in underwriting discounts and commissions. On August 8, 2022, the Company received a Waiver. In connection with the Waiver, the underwriter also agreed that (i) the Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

As described above, except for the redemptions, the new financing agreements executed in connection with the Proposed Adagio Business Combination and for the planned use of the proceeds from the First Convertible Promissory Note, the Second Convertible Promissory Note, the Third Promissory Note and the Fourth Convertible Promissory Note, there has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement of Class A ordinary shares that occurred concurrently with the closing of the Initial Public Offering, as described in the Company’s final prospectus relating to the Initial Public Offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this report.

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of February 13, 2024, by and among ARYA Sciences Acquisition Corp IV, Aja Holdco, Inc., Aja Merger Sub 1, Aja Merger Sub 2, Inc. and Adagio Medical, Inc. (7)
3.1	Amended and Restated Memorandum and Articles of Association.(2)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association.(4)
3.3	Amendment to Amended and Restated Memorandum and Articles of Association. (8)
4.1	Specimen Ordinary Share Certificate.(1)
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(2)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(2)
10.3	Registration and Shareholder Rights Agreement, dated March 2, 2021, among the Company, the Sponsor and certain other equityholders named therein.(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(2)
10.5	Administrative Services Agreement between the Company and the Sponsor.(2)
10.6	Form of Indemnity Agreement.(1)
10.7	Convertible Promissory Note, dated November 7, 2022, and issued to ARYA Sciences Holdings IV. (3)
10.8	Convertible Promissory Note, dated February 28, 2023, and issued to ARYA Sciences Holdings IV.(4)
10.9	Promissory Note, dated September 27, 2023 and issued to ARYA Sciences Holdings IV (5)
10.10	Amendment to Second Convertible Promissory Note, dated February 13, 2024, by and between ARYA Sciences Acquisition Corp IV and ARYA Sciences Holdings IV. (7)
10.11	Amended and Restated Third Promissory Note, dated February 13, 2024, by and between ARYA Sciences Acquisition Corp IV and ARYA Sciences Holdings IV. (7)
10.12	Fourth Convertible Promissory Note, dated as of February 8, 2024 and issued to ARYA Sciences Holdings IV. (6)
10.13
Sponsor Letter Agreement, dated as of February 13, 2024, by and between ARYA Sciences Acquisition Corp IV, ARYA Sciences Holdings IV, Aja Holdco, Inc., Adagio Medical, Inc. and the other parties thereto. (7)

10.14
Investor Rights Agreement, dated as of February 13, 2024, by and among ARYA Sciences Acquisition Corp IV, Aja Holdco, Inc., Perceptive Life Sciences Master Fund, Ltd, ARYA Sciences Holdings IV and the other parties thereto. (7)

10.15	PIPE Subscription Agreement, dated as of February 13, 2024, by and among Perceptive Life Sciences Master Fund, Ltd, ARYA Sciences Acquisition Corp IV and Aja Holdco, Inc. (7)
10.16	Form of Non-Redemption Subscription Agreement. (7)
10.17	Form of Open Market Purchase Subscription Agreement. (7)
10.18	Form of Subscription Agreement with Pre-Funded Warrant and Warrant. (7)
10.19	Form of Convertible Security Subscription Agreement. (7)
10.20	2024 Bridge Financing Note Subscription Agreement, dated as of February 13, 2024, by and between Aja Holdco, Inc., Perceptive Life Sciences Master Fund, Ltd and certain other investors thereto. (7)
10.21	Form of Convert Warrant Agreement. (7)
10.22	Form of Convert Guaranty. (7)
10.23	Form of Convert Security Document. (7)
10.24	Form of Convert Registration Rights Agreement. (7)
10.25	Form of New Adagio Convertible Promissory Note. (7)
10.26	Form of Adagio Stockholder Transaction Support Agreement. (7)
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on February 19, 2021.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2021.
(3)	Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2023.
(5)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 27, 2023.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 9, 2024.
(7)	Incorporated by reference to the registrant’s Amendment No. 1 to the Current Report on Form 8-K, filed with the SEC on February 14, 2024.
(8)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 20, 2024	ARYA SCIENCES ACQUISITION CORP IV

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer