Form 10-Q/A
period 2024-03-31
ARYA Sciences Acquisition Corp IV
filed 2024-05-21
CIK 1838821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to ARYA Sciences Acquisition Corp IV's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is being filed for completeness to make certain technical adjustments to the previously filed XBRL files. None of the amounts or disclosures in the quarterly report previously filed on the day hereof were otherwise changed.

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

During the quarter ended March 31, 2024, the Company entered into Subscription Agreements, as discussed in Note 6. The Company has concluded that the New Adagio Common Stock and PIPE Warrants to be issued under certain of Open Market Subscription Agreements that include an open market purchase and non-redemption obligation for Open Market Investors qualify as equity under ASC 815-40 (“Derivatives and Hedging–Contracts in Entity’s Own Equity”); therefore, the Company will recognize the New Adagio Common Stock and PIPE Warrants to be issued under such Open Market Subscription Agreements (such securities, the “Open Market PIPE Securities”) by recording an entry to additional paid-in capital (APIC) in shareholders’ equity in its Consolidated Condensed Balance Sheet and Open Market Subscription Agreement expense on its Consolidated Condensed Statement of Operations. In accordance with ASC 815-40-30-1, the New Adagio Common Stock and PIPE Warrants will be recorded and measured at fair value (i.e., most often representative of proceeds received for equity-linked instruments; however, when estimating the fair value of the New Adagio Common Stock and PIPE Warrants, the Company has followed the guidance in ASC 820 Fair Value Measurement. In connection with Open Market Investor’s commitment to irrevocably subscribe for and agree to purchase from ListCo the number of Open Market PIPE Securities set forth on the signature page of the applicable Open Market Subscription Agreements, on the terms and subject to the conditions set forth in such Open Market Subscription Agreements, which include, without limitation, the agreement not to redeem the Class A ordinary shares purchased in the open market prior to Closing, the Company will record an amount equal to the full fair value of the New Adagio Common Stock and PIPE Warrants to be issued to the Open Market PIPE Investor in connection with the Closing. The estimated amount of New Adagio Common Stock shares and PIPE Warrants to be issued on the Close of the Transaction as of the inception of these agreements mentioned above, are 219,877 and 183,493, respectively.

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